Form 10-Q
period 1996-03-16
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1996-05-15
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26002

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                         13-3702808
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

One New York Plaza, 13th Floor, New York, New York                       10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 804-7866

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- - ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,701,058     $ 1,857,161
U.S. Treasury bills, at amortized cost                                   8,327,270      10,500,166
Net unrealized gain on open commodity positions                             77,798         653,980
                                                                       -----------     ------------
Net equity                                                              11,106,126      13,011,307
Organizational costs, net                                                   10,581          12,282
                                                                       -----------     ------------
Total assets                                                           $11,116,707     $13,023,589
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   532,737     $ 1,001,720
Accrued expenses                                                            89,456         101,202
Management fees payable                                                     18,380          21,539
                                                                       -----------     ------------
Total liabilities                                                          640,573       1,124,461
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (124,597.820 and 130,094.922 units outstanding)        10,371,334      11,704,062
General partner (1,259.000 and 2,168.070 units outstanding)                104,800         195,066
                                                                       -----------     ------------
Total partners' capital                                                 10,476,134      11,899,128
                                                                       -----------     ------------
Total liabilities and partners' capital                                $11,116,707     $13,023,589
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $     83.24     $     89.97
                                                                       -----------     ------------
                                                                       -----------     ------------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     -----------------------------
                                                                         1996             1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                          $    (91,675)    $    (43,585)
Change in net unrealized gain on open commodity positions                (576,182)       1,050,110
Interest from U.S. Treasury bills                                         126,504          133,790
Other interest income                                                      24,971           13,469
                                                                     ------------     ------------
                                                                         (516,382)       1,153,784
                                                                     ------------     ------------
EXPENSES
Commissions                                                               239,753          247,318
Other transaction fees                                                     25,444           20,048
Management fees                                                            58,553           63,224
General and administrative                                                 48,424           47,038
Amortization of organizational costs                                        1,188            2,520
                                                                     ------------     ------------
                                                                          373,362          380,148
                                                                     ------------     ------------
Net income (loss)                                                    $   (889,744)    $    773,636
                                                                     ------------     ------------
                                                                     ------------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                     $   (875,149)    $    764,392
                                                                     ------------     ------------
                                                                     ------------     ------------
General partner                                                      $    (14,595)    $      9,244
                                                                     ------------     ------------
                                                                     ------------     ------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                               $      (6.73)    $       4.26
                                                                     ------------     ------------
                                                                     ------------     ------------
Weighted average number of
  limited and general partnership units outstanding                   132,262.992      181,444.889
                                                                     ------------     ------------
                                                                     ------------     ------------
- - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
- - ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        132,262.992     $11,704,062     $195,066     $11,899,128
Net loss                                                       (875,149)     (14,595)       (889,744)
Redemptions                                  (6,406.172)       (457,579)     (75,671)       (533,250)
                                            -----------     -----------     --------     -----------
Partners' capital--March 31, 1996           125,856.820     $10,371,334      104,800     $10,476,134
                                            -----------     -----------     --------     -----------
                                            -----------     -----------     --------     -----------
- - ----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Prudential Securities Futures Management Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The costs incurred for these services were:

                                         Three Months Ended
                                              March 31,
                                        ---------------------
                                          1996        1995
- - -------------------------------------------------------------
     Commissions                        $ 239,753   $ 247,318
     General and administrative            24,699      25,500
                                        ---------   ---------
                                        $ 264,452   $ 272,818
                                        ---------   ---------
                                        ---------   ---------

   Expenses payable to the General Partner and its affiliates as of March 31, 1996 and December 31, 1995 were $45,338 and $49,472, respectively.

   The General Partner is a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''). The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker. Approximately 75% of the Partnership's assets are invested in interest-earning U.S. Treasury obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   Other interest income represents interest earned on equity balances held at PSI beginning February 1, 1995.

   When the Partnership engages in forward foreign currency transactions it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

   As of March 31, 1996, a non-U.S. affiliate of the General Partner owns
361.248 limited partnership units of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. To the extent that the Partnership engages in forward transactions, it will present its unrealized gains and losses on open forward positions as a net amount in its statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $9,183,542 and $9,351,323, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $1,922,584 and $3,659,984 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996 and December 31, 1995, the Partnership's open futures contracts mature within nine months.

   At March 31, 1996 and December 31, 1995 gross contract amounts of open futures contracts are:

                                           March 31, 1996    December 31, 1995
                                           --------------    -----------------
Financial Futures Contracts:
  Commitments to purchase                   $ 17,917,661       $ 236,546,535
  Commitments to sell                       $140,946,002       $  83,584,472
Currency Futures Contracts:
  Commitments to purchase                   $  1,105,050                  --
  Commitments to sell                       $  1,099,063       $   1,773,800

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995, the fair value of futures contracts were:

                                            March 31, 1996             December 31, 1995
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 12,131       $ 3,000       $ 33,813       $    --
     Currencies                           3,988         9,326         16,938        11,088
  Foreign exchanges
     Financial                          105,703        31,698        624,634        10,317
                                       --------     -----------     --------     -----------
                                       $121,822       $44,024       $675,385       $21,405
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table represents the average fair value of futures contracts during the three months ended March 31, 1996 and 1995, respectively.

                                          Three months ended           Three months ended
                                            March 31, 1996               March 31, 1995
                                       ------------------------     ------------------------
                                          Average Fair Value           Average Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $     --       $    --       $ 10,238       $ 3,048
     Financial                           26,552           750         58,058         1,481
     Currencies                          34,000         9,294         63,288        12,006
  Foreign exchanges
     Financial                          373,377        29,765        602,451        64,447
                                       --------     -----------     --------     -----------
                                       $433,929       $39,809       $734,035       $80,982
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures contracts during the three months ended March 31, 1996 and 1995, respectively.

                                Three months ended March 31, 1996                   Three months ended March 31, 1995
                         -----------------------------------------------     ------------------------------------------------
                                              Change in                                           Change in
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Commodities            $       --         $       --       $      --       $ (136,205)        $   21,725       $ (114,480)
    Financial                  47,569            (24,682)         22,887          143,180           (118,980)          24,200
    Currencies                 13,105            (11,188)          1,917          174,753            127,613          302,366
  Foreign exchanges
    Commodities                    --                 --              --           19,524                 --           19,524
    Financial                (152,349)          (540,312)       (692,661)        (244,837)         1,019,752          774,915
                         --------------     --------------     ---------     --------------     --------------     ----------
                           $  (91,675)        $ (576,182)      $(667,857)      $  (43,585)        $1,050,110       $1,006,525
                         --------------     --------------     ---------     --------------     --------------     ----------

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced trading operations on August 2, 1993 with gross proceeds of $10,388,300. After accounting for organizational and offering expenses, the Partnership's net proceeds were $10,180,534.

   The Partnership continued to offer Units on a monthly basis until the continuous offering was terminated on January 31, 1995. Additional contributions raised through the continuous offering resulted in additional net proceeds to the Partnership of $9,988,243.

   At March 31, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. Beginning February 1, 1995, interest earned on equity balances held at PSI, which currently approximate 25% of Partnership assets, is being paid to the Partnership in addition to all interest earned on the U.S. Treasury bills.

   The commodity contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the daily limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners and the general partner for the three months ended March 31, 1996 were $457,579 and $75,671, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through March 31, 1996 were $7,473,069 for limited partners and $75,671 for the general partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of March 31, 1996 was $83.24, a decrease of 7.48% from the December 31, 1995 net asset value per Unit of $89.97.

   The Partnership posted gains for the month of January. Profits were made in the currency, financial, and stock indices sectors. The month was marked by volatile U.S. equities and strong global financial markets. Profitable trades in January resulted from buying the Hang Seng, Italian bond, Euromark, Nikkei, and CAC 40, and from short exposures to the Japanese yen, German mark, and S&P 500. Losses were sustained in the Spanish Government Bond. European bonds rallied during the first half of January but sold off during the last week of the month. In France and Germany, political leaders' intentions to comply with the European Monetary Union's economic requirements caused fluctuations in bond prices. British bond prices initially rose due to a cut in short-term interest rates, but fell towards the end of the month on stronger than expected retail sales data and political uncertainty. The Italian bond market sold off sharply when Prime

Minister Dini resigned. Australian bond prices sold off and Canadian bond prices traded in a volatile sideways manner off the lead of U.S. bond prices. After selling off during the last week of December, Japanese bond prices rebounded modestly and traded in a broad range.

   The Partnership's performance was negative in the month of February. Losses occurred in the financials, currencies and stock indices sectors. February was marked by sharp movements in interest rates worldwide, volatile metals markets and global equity indices. In the financials sector, global bonds reversed a long-term downward trend in yields as European interest rates rose on stronger than expected economic data and a reaction to rising U.S. interest rates. In France, bond prices fell on stronger than expected German economic data and falling U.S. bond prices. The U.S. bond market sold off as U.S. Federal Reserve Bank Chairman Greenspan commented that he was not eager to cut short-term interest rates. British bond prices fell on stronger than expected industrial production, gross domestic product, money supply data and a poorly accepted gilt auction. The Italian bond market sold off when Antonio Maccanico was unable to form a new government and a call for early elections occurred. German bond prices sold off on a stronger than expected industrial output report and because the German Bundesbank left interest rates unchanged at its February 15 meeting. Australian and Canadian bond prices traded lower off the lead of U.S. bond prices. Bond prices in Japan continued to fall as economic data started to verify the economy's recovery from recession.

   The Partnership's performance was negative in the month of March. Losses occurred in the financials, currencies and stock indices sectors, specifically in selling the Australian, British, Canadian, French, German, Japanese, and Swiss bond positions. Except for Japan, world bond prices reacted negatively to a fall in U.S. bond prices as U.S. non-farm payroll employment in January was much greater than market expectations and the U.S. Federal Open Market Committee voted to keep the federal funds rate unchanged at its February meeting. This changed the sentiment of global bond market participants such that further short-term interest rate cuts seemed unlikely. European bond prices also fell as the German Bundesbank left short-term interest rates unchanged in February. In France, bond prices strengthened relative to German bond prices as French inflation data was slightly below market expectations. British bond prices fell on stronger than expected growth in industrial production. Italian bond prices were pressured lower on strong growth in fourth quarter 1995 GDP. German bond prices moved lower on stronger than expected fourth quarter money supply growth. Australian and Canadian bond prices followed the lead of U.S. bond prices. Bond prices in Japan rallied sharply as the Japanese economy has not yet recovered from its recession.

   Interest income on U.S. Treasury bills decreased by approximately $7,000 for the three months ended March 31, 1996 compared to the corresponding period in 1995. This decrease was primarily due to lower interest rates during 1996.

   Other interest income consists of interest earned since February 1995 on equity balances held at PSI. Other interest income for the three months ended March 31, 1996 increased by approximately $12,000 compared to the corresponding period in 1995.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions decreased by approximately $8,000 for the three months ended March 31, 1996 compared to the corresponding period in 1995 primarily due to redemptions.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased by approximately $5,000 for the three months ended March 31, 1996 compared to the corresponding period in 1995 primarily due to an increase in trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Welton Investment Systems Corporation (the ``Trading Managers''). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees decreased approximately $5,000 for the three months ended March 31, 1996 compared to the corresponding period in 1995 primarily due to redemptions.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. No incentive fees were earned for the three months ended March 31, 1996 and 1995.

   General and administrative expenses were unchanged for the three months ended March 31, 1996 as compared to the same period in 1995. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

             3.1--Agreement of Limited Partnership of the Registrant, dated as of March 19, 1993 as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-59828 dated May 7, 1993)

            10.9--Form of Foreign Currency Addendum to Brokerage Agreement
                   between the Registrant and PSI (filed herewith)

            27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the
     Registrant