Form 10-Q
period 1996-06-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1996-08-14
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26002

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                         13-3702808
- --------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

One New York Plaza, 13th Floor, New York, New York                10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 804-7866

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,444,853     $ 1,857,161
U.S. Treasury bills, at amortized cost                                   7,160,200      10,500,166
Net unrealized gain on open commodity positions                             46,868         653,980
                                                                       -----------     ------------
Net equity                                                               9,651,921      13,011,307
Organizational costs, net                                                    8,442          12,282
                                                                       -----------     ------------
Total assets                                                           $ 9,660,363     $13,023,589
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   951,261     $ 1,001,720
Accrued expenses                                                            89,515         101,202
Management fees payable                                                     15,953          21,539
                                                                       -----------     ------------
Total liabilities                                                        1,056,729       1,124,461
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (112,181.480 and 130,094.922 units outstanding)         8,517,531      11,704,062
General partner (1,134.000 and 2,168.070 units outstanding)                 86,103         195,066
                                                                       -----------     ------------
Total partners' capital                                                  8,603,634      11,899,128
                                                                       -----------     ------------
Total liabilities and partners' capital                                $ 9,660,363     $13,023,589
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $     75.93     $     89.97
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Six Months Ended                 Three Months Ended
                                               June 30,                          June 30,
                                     -----------------------------     -----------------------------
                                         1996             1995             1996             1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions             $   (821,543)    $  4,030,574     $   (729,868)    $  4,074,159
Change in net unrealized gain on
  open commodity positions               (607,112)        (229,638)         (30,930)      (1,279,748)
Interest from U.S. Treasury bills         226,443          292,021           99,939          158,231
Other interest income                      51,270           36,602           26,299           23,133
                                     ------------     ------------     ------------     ------------
                                       (1,150,942)       4,129,559         (634,560)       2,975,775
                                     ------------     ------------     ------------     ------------
EXPENSES
Commissions                               443,602          511,625          203,849          264,307
Other transaction fees                     37,654           62,056           12,210           42,008
Management fees                           108,064          133,670           49,511           70,446
Incentive fee                                  --          285,701               --          285,701
General and administrative                 67,394           93,412           18,970           46,374
Amortization of organizational
  costs                                     2,324            4,257            1,136            1,737
                                     ------------     ------------     ------------     ------------
                                          659,038        1,090,721          285,676          710,573
                                     ------------     ------------     ------------     ------------
Net income (loss)                    $ (1,809,980)    $  3,038,838     $   (920,236)    $  2,265,202
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                     $ (1,786,179)    $  2,999,270     $   (911,030)    $  2,234,878
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
General partner                      $    (23,801)    $     39,568     $     (9,206)    $     30,324
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted
  average limited and general
  partnership unit                   $     (14.02)    $      17.70     $      (7.31)    $      13.99
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
Weighted average number of
  limited and general partnership
  units outstanding                   129,059.906      171,700.656      125,856.820      161,956.423
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        132,262.992     $11,704,062     $195,066     $11,899,128
Net loss                                             --      (1,786,179)     (23,801)     (1,809,980)
Redemptions                                 (18,947.512)     (1,400,352)     (85,162)     (1,485,514)
                                            -----------     -----------     --------     -----------
Partners' capital--June 30, 1996            113,315.480     $ 8,517,531     $ 86,103     $ 8,603,634
                                            -----------     -----------     --------     -----------
                                            -----------     -----------     --------     -----------
- ----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The costs incurred for these services were:

                                                  Six Months Ended       Three Months Ended
                                                      June 30,                June 30,
                                                ---------------------   ---------------------
                                                  1996        1995        1996        1995
        -------------------------------------------------------------------------------------
             Commissions                        $ 443,602   $ 511,625   $ 203,849   $ 264,307
             General and administrative            40,547      51,000      15,848      25,500
                                                ---------   ---------   ---------   ---------
                                                $ 484,149   $ 562,625   $ 219,697   $ 289,807
                                                ---------   ---------   ---------   ---------
                                                ---------   ---------   ---------   ---------

   Expenses payable to the General Partner and its affiliates as of June 30, 1996 and December 31, 1995 were $57,237 and $49,472, respectively.

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

   As of June 30, 1996, a non-U.S. affiliate of the General Partner owns 361.248 limited partnership units of the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $7,282,845 and $9,351,323, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,369,076 and $3,659,984 at June 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996, the Partnership's open futures contracts mature within six months. As of December 31, 1995, the Partnership's open futures contracts mature within nine months.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures contracts were:

                                           June 30, 1996    December 31, 1995
                                           -------------    -----------------
Financial Futures Contracts:
  Commitments to purchase                  $  59,831,447      $ 236,546,535
  Commitments to sell                      $  20,879,145      $  83,584,472
Currency Futures Contracts:
  Commitments to purchase                  $   1,133,292                 --
  Commitments to sell                      $   1,544,156      $   1,773,800

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 and December 31, 1995, the fair values of futures contracts were:

                                            June 30, 1996              December 31, 1995
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
  Domestic exchanges
     Financial                         $     --       $ 1,500       $ 33,813       $    --
     Currencies                          13,128         8,463         16,938        11,088
  Foreign exchanges
     Financial                           90,726        47,023        624,634        10,317
                                       --------     -----------     --------     -----------
                                       $103,854       $56,986       $675,385       $21,405
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures contracts during the six and three months ended June 30, 1996 and 1995, respectively.

                                   For the six months ended                              For the three months ended
                           June 30, 1996              June 30, 1995              June 30, 1996               June 30, 1995

                      ----------------------------------------------------------------------------------------------------------
                        Average Fair Value         Average Fair Value         Average Fair Value          Average Fair Value
                      -----------------------    -----------------------    -----------------------    -------------------------
                       Assets     Liabilities     Assets     Liabilities     Assets     Liabilities      Assets      Liabilities
                      --------    -----------    --------    -----------    --------    -----------    ----------    -----------
  Domestic exchanges
    Financial         $ 18,564      $ 1,204      $ 64,590      $ 1,432      $  8,969      $ 2,106      $   61,950     $    2,506
    Currencies          59,734        6,627        60,736       17,634        71,531        4,635          75,466         19,416
    Other                   --           --         8,469        2,030            --           --          11,670          2,161
  Foreign exchanges
    Financial          259,242       29,896       821,826       64,307       106,722       30,477       1,199,387         80,346
                      --------    -----------    --------    -----------    --------    -----------    ----------    -----------
                      $337,540      $37,727      $955,621      $85,403      $187,222      $37,218      $1,348,473     $  104,429
                      --------    -----------    --------    -----------    --------    -----------    ----------    -----------
                      --------    -----------    --------    -----------    --------    -----------    ----------    -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures contracts during the six months ended June 30, 1996 and 1995, respectively.

                              For the six months ended June 30, 1996                For the six months ended June 30, 1995
                         -------------------------------------------------     ------------------------------------------------
                                            Change in Net                                         Change in Net
                          Net Realized        Unrealized                        Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses         Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     -----------     --------------     --------------     ----------
  Domestic exchanges
    Financial              $   30,581         $  (35,313)      $    (4,732)      $  468,336         $  (96,830)      $  371,506
    Currencies                 31,171             (1,185)           29,986           97,463             (3,238)          94,225
    Other                          --                 --                --         (139,215)            14,700         (124,515)
  Foreign exchanges
    Financial                (883,295)          (570,614)       (1,453,909)       3,584,466           (144,270)       3,440,196
    Other                          --                 --                --           19,524                 --           19,524
                         --------------     --------------     -----------     --------------     --------------     ----------
                           $ (821,543)        $ (607,112)      $(1,428,655)      $4,030,574         $ (229,638)      $3,800,936
                         --------------     --------------     -----------     --------------     --------------     ----------
                         --------------     --------------     -----------     --------------     --------------     ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures contracts during the three months ended June 30, 1996 and 1995, respectively.

                             For the three months ended June 30, 1996              For the three months ended June 30, 1995
                         -------------------------------------------------     ------------------------------------------------
                                            Change in Net                                         Change in Net
                          Net Realized        Unrealized                        Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses         Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     -----------     --------------     --------------     ----------
  Domestic exchanges
    Financial              $  (16,988)        $  (10,631)      $   (27,619)      $  325,156        $     22,150      $  347,306
    Currencies                 18,066             10,003            28,069          (77,290)           (130,851)       (208,141)
    Other                          --                 --                --           (3,010)             (7,025)        (10,035)
  Foreign exchanges
    Financial                (730,946)           (30,302)         (761,248)       3,829,303          (1,164,022)      2,665,281
                         --------------     --------------     -----------     --------------     --------------     ----------
                           $ (729,868)        $  (30,930)      $  (760,798)      $4,074,159        $ (1,279,748)     $2,794,411
                         --------------     --------------     -----------     --------------     --------------     ----------
                         --------------     --------------     -----------     --------------     --------------     ----------

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

   At June 30, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. Beginning February 1, 1995, interest earned on equity balances held at PSI, which currently approximate 25% of Partnership assets, is being paid to the Partnership in addition to all interest earned on the U.S. Treasury bills.

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

   Redemptions by limited partners for the six and three months ended June 30, 1996 were $1,400,352 and $942,773, respectively. Redemptions by General Partner for the six and three months ended June 30, 1996 were $85,162 and $9,491, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through June 30, 1996 were $8,415,842 for limited partners and $85,162 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1996 was $75.93, a decrease of 15.61% from the December 31, 1995 net asset value per Unit of $89.97.

   The Partnership's performance was negative in the month of April. Profits reaped in the currencies sector were outweighed by losses in the financials and stock indices sectors, specifically in buying the British and Japanese bond and selling Australian, British, Canadian, German, Italian, and Swiss bond positions. European bond prices remained steady in early April but traded higher as the German Bundesbank cut the Lombard and discount rates mid-month. Higher interest rates in the U.S. stifled the upward price movement in European bonds. In Germany, a higher than expected unemployment figure supported bond prices. In France, lower than expected fourth quarter GDP and industrial production helped bond prices trade higher. British bond prices traded modestly higher on weaker than expected industrial production and retail sales.

Italian bond prices rallied strongly on post election euphoria. During the first week of April, Australian bond prices followed the lead of U.S. bond prices from a bearish U.S. employment report. Later in the month, Australian consumer price index data came in much lower than market expectations, causing Australian bond prices to rally sharply. Canadian bond prices traded lower in reaction to U.S. bond prices. Early in the month, Japanese bonds rallied on rumors of a solution to the ``jusen'' mortgage lending bailout. Talk by the Ministry of Finance of accepting a higher level of interest rates caused Japanese bond prices to weaken later in the month.

   The Partnership's performance was negative in the month of May. Losses were incurred in the currencies, stock indices, and financials sectors, specifically in selling Australian and British bonds. Among the factors affecting foreign exchange markets in May were the continuing strength of the U.S. dollar against most major currencies and a comparatively vigorous U.S. economy. The German mark strengthened against the Japanese yen, causing losses for the Partnership. U.S. bond markets remained volatile which affected bond markets worldwide, as investors struggled to interpret conflicting U.S. economic reports. Losses were incurred in the financials sector, specifically in selling Australian and British bonds. European bond prices traded sideways to higher in reaction to U.S. interest rates failing to surpass 7%. In Germany, strong March manufacturing orders and higher than expected April money supply growth prevented German bond prices from trading higher. In France, moderate growth in the consumer price index and first quarter GDP added support to bond prices. British bond prices remained under pressure on stronger than expected producer and retail price increases. Weaker than expected March employment growth and a smaller than expected increase in consumer prices added support to Australian bond prices. Discussions by the Bank of Japan to keep interest rates at their current levels caused Japanese bond prices to trade higher.

   The Partnership's performance was negative in the month of June. Losses were incurred in the financials, stock indices and currencies sectors. Negative performance was primarily attributed to continued volatile global equity index markets and ranging interest rates. Notable losses were collectively sustained across short-term trades in global equity indices such as the S&P500, Hang Seng, FTSE 100, CAC-40 as well as from positions in the Euroyen. In the currencies sector, profits in the British pound were offset by losses in the German mark and Japanese yen. In the financials sector, positions in French, British, Japanese and German bonds were unprofitable. European bond prices traded sideways to higher. In Germany, the Bundesbank left interest rates unchanged, but there are still expectations that the Bundesbank will cut rates during the third quarter. The Bank of France cut the intervention rate in response to continued slow economic growth and a modest increase in inflation data. The Bank of England also cut short-term interest rates. In Japan, bond prices traded sideways. Early in the month, a report on the first quarter GDP showed the economy was growing in excess of a 12% annual rate. However, the Bank of Japan downplayed the GDP report by stating most of the growth was due to a dramatic increase in consumer spending which could not be sustained. The Bank of Japan also stated it would continue to keep short-term interest rates at the present low levels to prevent the economy from going back into recession.

   Interest income on U.S. Treasury bills decreased by approximately $66,000 and $58,000 for the six and three months ended June 30, 1996 compared to the corresponding periods in 1995 primarily due to lower interest rates and funds available for investment in U.S. Treasury bills during 1996.

   Other interest income consists of interest earned since February 1995 on equity balances held at PSI. Other interest income for the six and three months ended June 30, 1996 increased by approximately $15,000 and $3,000 as compared to the corresponding periods in 1995.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary accordingly to trading performance, contributions and redemptions. Commissions decreased by approximately $68,000 and $60,000 for the six and three months ended June 30, 1996 compared to the corresponding periods in 1995 primarily due to redemptions as well as losses incurred in 1996.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $24,000 and $30,000 for the six and three months ended June 30, 1996 compared to the corresponding periods in 1995 primarily due to a decrease in trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Welton Investment Systems Corporation (the ``Trading Managers''). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees decreased approximately $26,000 and $21,000 for the six and three months ended June 30, 1996 compared to the corresponding periods in 1995 primarily due to redemptions as well as losses incurred in 1996.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during 1996. Incentive fees of approximately $286,000 were earned during the three months ended June 30, 1995.

   General and administrative expenses decreased by approximately $26,000 and $27,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases were primarily due to an overall decrease in costs associated with administering the Partnership.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

             3.1--Agreement of Limited Partnership of the Registrant, dated as of March 19, 1993 as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-59828 dated May 7, 1993)

            27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the
     Registrant