Form 10-Q
period 1996-09-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1996-11-14
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26002

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                            13-3702808
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

One New York Plaza, 13th Floor, New York, New York             10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 1,470,326      $ 1,857,161
U.S. Treasury bills, at amortized cost                                   7,112,035       10,500,166
Net unrealized gain on open commodity positions                          1,007,428          653,980
                                                                      -------------     ------------
Net equity                                                               9,589,789       13,011,307
Organizational costs, net                                                    6,441           12,282
                                                                      -------------     ------------
Total assets                                                           $ 9,596,230      $13,023,589
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,179,011      $ 1,001,720
Accrued expenses                                                            78,946          101,202
Management fees payable                                                     15,864           21,539
                                                                      -------------     ------------
Total liabilities                                                        1,273,821        1,124,461
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (98,250.457 and 130,094.922 units outstanding)          8,239,052       11,704,062
General partner (994.000 and 2,168.070 units outstanding)                   83,357          195,066
                                                                      -------------     ------------
Total partners' capital                                                  8,322,409       11,899,128
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 9,596,230      $13,023,589
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $     83.86      $     89.97
                                                                      -------------     ------------
                                                                      -------------     ------------
------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Nine Months Ended                Three Months Ended
                                             September 30,                     September 30,
                                     -----------------------------     -----------------------------
                                         1996             1995             1996             1995
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions             $   (720,511)    $  4,033,161     $    101,032     $      2,587
Change in net unrealized gain on
  open commodity positions                353,448         (213,851)         960,560           15,787
Interest from U.S. Treasury bills         310,717          448,354           84,274          156,333
Other interest income                      75,333           62,046           24,063           25,444
                                     ------------     ------------     ------------     ------------
                                           18,987        4,329,710        1,169,929          200,151
                                     ------------     ------------     ------------     ------------
EXPENSES
Commissions                               615,747          772,720          172,145          261,095
Other transaction fees                     47,754           76,061           10,100           14,005
Management fees                           152,673          198,740           44,609           65,070
Incentive fee                                  --          285,701               --               --
General and administrative                110,682          139,943           43,288           46,531
Amortization of organizational
  costs                                     3,340            5,630            1,016            1,373
                                     ------------     ------------     ------------     ------------
                                          930,196        1,478,795          271,158          388,074
                                     ------------     ------------     ------------     ------------
Net income (loss)                    $   (911,209)    $  2,850,915     $    898,771     $   (187,923)
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                     $   (896,402)    $  2,814,028     $    889,777     $   (185,242)
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
General partner                      $    (14,807)    $     36,887     $      8,994     $     (2,681)
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted
  average limited and general
  partnership unit                   $      (7.36)    $      17.26     $       7.93     $      (1.24)
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
Weighted average number of
  limited and general partnership
  units outstanding                   123,811.764      165,129.677      113,315.480      151,987.724
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
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

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        132,262.992     $11,704,062     $195,066     $11,899,128
Net loss                                             --        (896,402)     (14,807)       (911,209)
Redemptions                                 (33,018.535)     (2,568,608)     (96,902)     (2,665,510)
                                            -----------     -----------     --------     -----------
Partners' capital--September 30, 1996        99,244.457     $ 8,239,052     $ 83,357     $ 8,322,409
                                            -----------     -----------     --------     -----------
                                            -----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the ``Partnership'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The costs incurred for these services were:

                                                  Nine Months Ended      Three Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  1996        1995        1996        1995
        -------------------------------------------------------------------------------------
             Commissions                        $ 615,747   $ 772,720   $ 172,145   $ 261,095
             General and administrative            58,734      74,775      18,187      23,775
                                                ---------   ---------   ---------   ---------
                                                $ 674,481   $ 847,495   $ 190,332   $ 284,870
                                                ---------   ---------   ---------   ---------
                                                ---------   ---------   ---------   ---------

   Expenses payable to the General Partner and its affiliates as of September 30, 1996 and December 31, 1995 were $35,290 and $49,472, respectively.

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

   As of September 30, 1996, a non-U.S. affiliate of the General Partner owns
361.248 limited partnership units of the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $6,793,960 and $8,199,633, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,795,829 and $4,811,674 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996, the Partnership's open futures contracts mature within one year. As of December 31, 1995, the Partnership's open futures contracts mature within nine months.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures contracts were:

                                           September 30, 1996    December 31, 1995
                                           ------------------    -----------------
Financial Futures Contracts:
  Commitments to purchase                     $246,728,543         $ 236,546,535
  Commitments to sell                         $         --         $  83,584,472
Currency Futures Contracts:
  Commitments to purchase                     $  5,483,982         $          --
  Commitments to sell                         $  3,037,530         $   1,773,800
Other Futures Contracts:
  Commitments to purchase                     $     75,250         $          --

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

   At September 30, 1996 and December 31, 1995, the fair values of futures contracts were:

                                           September 30, 1996            December 31, 1995
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
  Domestic exchanges
     Financial                         $      750       $    --       $ 33,813       $    --
     Currencies                            58,451         4,176         16,938        11,088
     Other                                     --           825             --            --
  Foreign exchanges
     Financial                            954,483         1,255        624,634        10,317
                                       ----------     -----------     --------     -----------
                                       $1,013,684       $ 6,256       $675,385       $21,405
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the average fair value of futures contracts during the nine and three months ended September 30, 1996 and 1995, respectively.

                                   For the nine months ended                              For the three months ended
                         September 30, 1996         September 30, 1995         September 30, 1996          September 30, 1995
                       ----------------------------------------------------------------------------------------------------------
                         Average Fair Value         Average Fair Value         Average Fair Value          Average Fair Value
                       -----------------------    -----------------------    -----------------------    -------------------------
                        Assets     Liabilities     Assets     Liabilities     Assets     Liabilities      Assets      Liabilities
                       --------    -----------    --------    -----------    --------    -----------    ----------    -----------
  Domestic exchanges
    Financial          $ 13,070      $   886      $ 46,748      $ 2,933      $    188      $   484      $   15,894     $    5,850
    Currencies           51,933        7,781        67,795       13,298        28,579        9,972          63,201          3,194
    Other                    --           83         8,760        1,421            --          206          10,855            100
  Foreign exchanges
    Financial           318,964       23,842       646,745       63,574       366,418       19,043         236,058         63,406
                       --------    -----------    --------    -----------    --------    -----------    ----------    -----------
                       $383,967      $32,592      $770,048      $81,226      $395,185      $29,705      $  326,008     $   72,550
                       --------    -----------    --------    -----------    --------    -----------    ----------    -----------
                       --------    -----------    --------    -----------    --------    -----------    ----------    -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                    For the nine months ended                            For the nine months ended
                                       September 30, 1996                                   September 30, 1995
                         -----------------------------------------------     -------------------------------------------------
                                            Change in Net                                       Change in Net
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses         Total
                         --------------     --------------     ---------     --------------     --------------     -----------
  Domestic exchanges
    Financial              $   10,425          $(33,063)       $ (22,638)      $  402,630         $ (149,105)      $   253,525
    Currencies                (85,875)           48,425          (37,450)         435,388                 --           435,388
    Other                          --              (825)            (825)        (205,385)                --          (205,385)
  Foreign exchanges
    Financial                (645,061)          338,911         (306,150)       3,381,004            (64,746)        3,316,258
    Other                          --                --               --           19,524                 --            19,524
                         --------------     --------------     ---------     --------------     --------------     -----------
                           $ (720,511)         $353,448        $(367,063)      $4,033,161         $ (213,851)      $ 3,819,310
                         --------------     --------------     ---------     --------------     --------------     -----------
                         --------------     --------------     ---------     --------------     --------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures contracts during the three months ended September 30, 1996 and 1995, respectively.

                                    For the three months ended                          For the three months ended
                                        September 30, 1996                                  September 30, 1995
                         ------------------------------------------------     -----------------------------------------------
                                            Change in Net                                        Change in Net
                          Net Realized        Unrealized                       Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ---------
  Domestic exchanges
    Financial              $  (20,156)         $  2,250        $  (17,906)      $  (65,706)         $(52,275)       $(117,981)
    Currencies               (117,046)           49,610           (67,436)         337,925             3,238          341,163
    Other                          --              (825)             (825)         (66,170)          (14,700)         (80,870)
  Foreign exchanges
    Financial                 238,234           909,525         1,147,759         (203,462)           79,524         (123,938)
                         --------------     --------------     ----------     --------------     --------------     ---------
                           $  101,032          $960,560        $1,061,592       $    2,587          $ 15,787        $  18,374
                         --------------     --------------     ----------     --------------     --------------     ---------
                         --------------     --------------     ----------     --------------     --------------     ---------

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

   At September 30, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. Beginning February 1, 1995, interest earned on equity balances held at PSI, which currently approximate 25% of Partnership assets, is being paid to the Partnership in addition to all interest earned on the U.S. Treasury bills.

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

   Redemptions by limited partners for the nine and three months ended September 30, 1996 were $2,568,608 and $1,168,256, respectively. Redemptions by the General Partner for the nine and three months ended September 30, 1996 were $96,902 and $11,740, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through September 30, 1996 were $9,584,098 for limited partners and $96,902 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of September 30, 1996 was $83.86, a decrease of 6.79% from the December 31, 1995 net asset value per Unit of $89.97.

   The Partnership's performance was relatively flat in the month of July. Profits in the financials sector were offset by losses in the currencies sectors. World bond prices traded higher in July, affected by a combination of lower U.S. interest rates, moderate inflation and slow economic growth. Gains were made in long Australian, British and German bond positions. Australian bond prices continued an upward movement on an expected interest rate cut and an increased unemployment report. British bond prices were lifted on slow growth in both GDP and manufacturing output. German bond prices moved upward as a lower than expected German producer price index figure was released. In foreign exchange markets, the U.S. dollar lost ground against the German mark and the Japanese yen as the prospect for a hike in U.S. interest rates seemed more unlikely. Short Japanese yen and Swiss franc positions were unprofitable.

   The Partnership's performance was relatively flat in the month of August. Profits in the financials sector offset losses in the currencies and stock indices sectors. In the financials sector, global bond prices traded higher due to a combination of central bank interest rate cuts and a bullish U.S. employment report. In Europe, bond prices rallied on a cut in the German repo rate by the Bundesbank. In a surprise move, the Reserve Bank of Australia cut the discount rate which caused a strong rally in Australian bond prices, benefiting long Australian bond positions. In Japan, bond prices rallied on the results of the Bank of Japan's Tankan survey. Business confidence was weaker than expected thereby reducing the possibility of an interest rate increase. The Partnership's long Japanese government bond positions produced profits as yields drifted lower. In addition, as the Nikkei Dow traded lower, Japanese investors continued to buy Japanese government bonds as a safe investment. In the currencies sector, positions in the British pound, Japanese yen and cross rates were unprofitable for the Partnership.

   The Partnership's performance was positive in the month of September. Profits were taken in the financials, currencies and stock indices sectors. In the financials sector, gains were made in long Australian, Canadian, German, Italian and Japanese bond positions. Global bond prices continued to trend higher in September. In Europe, long positions in German, French, Italian and Spanish bonds benefited from no change in the U.S. Federal Reserve's interest rate policy. The anticipation of the passage of a restrictive Italian budget helped push Italian bond prices higher as Italy is making a strong effort to meet the requirements for a single European currency. Long positions in Canadian and Australian bonds profited as prices moved higher off of the U.S. employment report and no change in the U.S. Federal Reserve's interest rate policy. Japanese bond prices traded higher on the continued perception of no growth in the Japanese economy, thereby benefiting long positions in Japanese bonds. In the currencies sector, German mark, Australian dollar and Japanese yen positions were profitable as the dollar rose in value during the month.

   Interest income on U.S. Treasury bills decreased by approximately $138,000 and $72,000 for the nine and three months ended September 30, 1996 compared to the corresponding periods in 1995 primarily due to lower interest rates in 1996 and less funds available for investment in U.S. Treasury bills during 1996 due to redemptions.

   Other interest income consists of interest earned since February 1995 on equity balances held at PSI. Other interest income for the nine months ended September 30, 1996 increased by approximately $13,000 but decreased by $1,000 for the three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to fluctuations in the equity balances during the respective periods.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary accordingly to trading performance and redemptions. Commissions decreased by approximately $157,000 and $89,000 for the nine and three months ended September 30, 1996 compared to the corresponding periods in 1995 primarily due to losses incurred during the first half of 1996 as well as redemptions.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $28,000 and $4,000 for the nine and three months ended September 30, 1996 compared to the corresponding periods in 1995 primarily due to a decrease in trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Welton Investment Systems Corporation (the ``Trading Managers''). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased approximately $46,000 and $20,000 for the nine and three months ended September 30, 1996 compared to the corresponding periods in 1995 primarily due to losses incurred during the first half of 1996 as well as redemptions.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during 1996. Incentive fees of approximately $286,000 were earned during the nine months ended September 30, 1995.

   General and administrative expenses decreased by approximately $29,000 and $3,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases were primarily due to an overall decrease in costs associated with administering the Partnership.

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 13, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the Registrant