Form 10-K
period 1996-12-31
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1997-03-28
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26002

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                  13-3702808
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

One New York Plaza, 14th Floor, New York, NY             10292
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                        Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                 (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated March 19, 1993, included as part of Registration Statement on Form S-1 (File No. 33-59828) filed with the Securities and Exchange Commission March 19, 1993 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of May 7, 1993, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................    3
Item  2    Properties.......................................................................    3
Item  3    Legal Proceedings................................................................    4
Item  4    Submission of Matters to a Vote of Limited Partners..............................    4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............    4
Item  6    Selected Financial Data..........................................................    4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................    5
Item  8    Financial Statements and Supplementary Data......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................    5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................    5
Item 11    Executive Compensation...........................................................    6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................    6
Item 13    Certain Relationships and Related Transactions...................................    6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................    7
           Exhibits.........................................................................    7
           Reports on Form 8-K..............................................................    8
SIGNATURES..................................................................................    9

                                     PART I

Item 1. Business

General

   Prudential Securities Aggressive Growth Fund L.P. (the ``Registrant''), a Delaware limited partnership, was formed on February 17, 1993 and will terminate on December 31, 2013 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to engage in the speculative trading of a portfolio consisting primarily of commodity futures and forward contracts. On August 2, 1993, the Registrant completed its initial offering and raised $10,388,300 from the sale of 102,383 units of limited partnership interest and 1,500 units of general partnership interest (collectively, the ``Units'') which resulted in net proceeds to the Registrant of $10,180,534. The Registrant continued to offer Units on a monthly basis until the continuous offering was terminated on January 31, 1995. Additional contributions raised through the continuous offering resulted in additional net proceeds to the Registrant of $9,988,243 The Registrant's fiscal year for book and tax purposes ends on December 31.

   Sjo, Inc. and Welton Investment Systems Corporation (``WISC'') (each a ``Trading Manager'') currently make all the Registrant's trading decisions. Effective April 15, 1994, all trading assets previously allocated to Colorado Commodities Management Corp. (``CCM'') were allocated to WISC. WISC is not entitled to receive an incentive fee until it recoups $1,500,000 of the prior trading losses of CCM. As of December 31, 1996, WISC has recouped approximately $262,000 of such prior trading losses. The general partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner

   The general partner of the Registrant is Prudential Securities Futures Management Inc. (the ``General Partner''). The General Partner is a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''), which in turn is a wholly-owned subsidiary of Prudential Securities Group Inc. (``PSGI''). PSI was the principal underwriter of the limited partnership units and is the commodity broker of the Registrant. The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

Competition

   The General Partner and its affiliates have formed and may continue to form various entities to engage in the speculative trading of futures and forward contracts which, in part, have certain of the same investment policies as the Registrant.

   The Registrant is a closed-ended fund which solicited the sale of additional Units on a monthly basis until the continuous offering was terminated and does not intend to solicit the sale of additional Units in the future. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Managers recommend similar or identical trades to the Registrant and other accounts which they manage, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 739 holders of record owning 92,535.501 Units which includes 926 units of general partnership interest. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement provides that a limited partner may only redeem its units as of the last business day of any full calendar quarter at the then current net asset value per Unit reduced by each Unit's pro rata portion of unamortized organizational costs. Consequently, holders of Units may not be able to liquidate their investment in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto. The data presented for the period ended December 31, 1993 does not represent a full year's operations.

                                       Year ended December 31,               Period from August 2, 1993
                              -----------------------------------------     (commencement of operations)
                                 1996          1995            1994             to December 31, 1993
                              ----------    -----------    ------------    -------------------------------
Net realized gain (loss) on
  commodity transactions...   $1,575,922    $ 4,296,778    $ (354,808)               $(2,373,585)
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Change in net unrealized
  gain on open commodity
  positions................   $(415,706)    $   207,232    $    19,357               $   427,391
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Commissions................   $  801,140    $ 1,021,543    $ 1,151,714               $   389,655
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Management fees............   $  201,323    $   261,882    $   286,993               $   104,862
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Incentive fees.............   $   21,247    $   285,701    $   344,430               $    43,690
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Net income (loss)..........   $  399,782    $ 3,349,952    $(2,055,849)              $(2,548,262)
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Allocation of net income
  (loss)
  Limited partners.........   $  401,458    $ 3,305,512    $(2,033,779)              $(2,520,630)
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
  General partner..........   $  (1,676)    $    44,440    $  (22,070)               $  (27,632)
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Net income (loss) per
  weighted average Unit....   $     3.40    $     20.98    $   (10.38)               $   (17.23)
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Total assets...............   $9,754,335    $13,023,589    $13,757,176               $14,758,541
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Redemptions................   $3,316,749    $ 4,056,314    $ 2,787,362               $   171,814
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------
Net asset value per Unit...   $    97.07    $     89.97    $     69.47               $     80.33
                              ----------    -----------    ------------         ----------------
                              ----------    -----------    ------------         ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 and 12 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than ten percent of the Registrant's Units (``Ten Percent Owners'') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

     Name                       Position

James M. Kelso                  President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

   JAMES M. KELSO, age 42, is the President and a Director of Prudential Securities Futures Management Inc. He is a Senior Vice President of Futures Administration for PSI. He is also the President and a Director of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

   BARBARA J. BROOKS, age 48, is the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 33, is a Vice President of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   A. LAURENCE NORTON, JR., age 58, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Seaport Futures Management, Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 50, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and executive officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also Item 13, ``Certain Relationships and Related Transactions,'' for information regarding compensation to the General Partner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or executive officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or executive officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units of the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements of the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                             Page in
                                                                                          Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)    1. Financial Statements and Reports of Independent Accountants--Incorporated by
          reference to the Registrant's 1996 Annual Report which is filed as an exhibit hereto
          Reports of Independent Accountants:
          Report of Independent Accountants as of December 31, 1996 and for the year
          then ended                                                                            2
          Independent Auditors' Report as of December 31, 1995 and for the years ended
          December 31, 1995 and 1994                                                           2A
          Financial Statements:
          Statements of Financial Condition--December 31, 1996 and 1995                         3
          Statements of Operations--Years ended December 31, 1996, 1995 and 1994                4
          Statements of Changes in Partners' Capital--Years ended December 31, 1996,
          1995 and 1994                                                                         4
          Notes to Financial Statements                                                         5
       2. Financial Statement Schedules
          All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto
       3. Exhibits
          Description:
           3.1-- Agreement of Limited Partnership of the Registrant, dated March 19,
                1993, as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Amendment No. 1 to Registrant's Registration
                Statement on Form S-1, File No. 33-59828, dated May 7, 1993)
          10.1-- Escrow Agreement, dated May 13, 1993, among the Registrant, Prudential
                Securities Futures Management Inc., Prudential Securities Incorporated
                and Bankers Trust Company (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended
                June 30, 1993)
          10.2-- Brokerage Agreement, dated as of August 2, 1993, between the
                Registrant and Prudential Securities Incorporated (Incorporated by
                reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form
                10-Q for the period ended June 30, 1993)
          10.3-- Advisory Agreement dated May 13, 1993 among the Registrant, Prudential
                Securities Futures Management Inc., Sjo, Inc. and Colorado Commodities
                Management Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended
                June 30, 1993)

          10.4-- Representation Agreement concerning the Registration Statement and the
                Prospectus dated May 13, 1993 among the Registrant, Prudential
                Securities Futures Management Inc., Prudential Securities
                Incorporated, Sjo, Inc. and Colorado Commodities Management
                Corporation (Incorporated by reference to Exhibit 10.4 of the
                Registrant's Quarterly Report on Form 10-Q for the period ended June
                30, 1993)
          10.5-- Net Worth Agreement, dated as of May 13, 1993, between Prudential
                Securities Futures Management Inc. and Prudential Securities Group
                Inc. (Incorporated by reference to Exhibit 10.5 of the Registrant's
                Quarterly Report on Form 10-Q for the period ended June 30, 1993)
          10.6-- Promissory Note, dated August 2, 1993, issued by Prudential Securities
                Group Inc. (Incorporated by reference to Exhibit 10.6 of the
                Registrant's Quarterly Report on Form 10-Q for the period ended June
                30, 1993)
          10.7-- Form of Secured Demand Note Collateral Agreement, dated August 2,
                1993, between Prudential Securities Futures Management Inc. and
                Prudential Securities Group Inc. (Incorporated by reference to Exhibit
                10.7 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
          10.8-- Advisory Agreement, dated April 5, 1994, among the Registrant,
                Prudential Securities Futures Management Inc. and Welton Investment
                Systems Corporation (Incorporated by reference to Exhibit 10.8 of the
                Registrant's Quarterly Report on Form 10-Q for the period ended March
                31, 1994)
          10.9-- Form of Foreign Currency Addendum to Brokerage Agreement between the
                Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form
                10-Q for the period ended March 31, 1996)
            13-- Registrant's 1996 Annual Report (With the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
                Report on Form 10-K, no other information or data appearing in the
                Registrant's 1996 Annual Report is to be deemed filed as part of this report) (filed herewith)
          16.1-- Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in certifying accountant
                (incorporated by reference to Exhibit 16.1 to the Registrant's Current
                Report on Form 8-K dated May 14, 1996)
          27.1-- Financial Data Schedule (filed herewith)
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Securities Aggressive Growth Fund L.P.
By: Prudential Securities Futures Management Inc.
    A Delaware Corporation, General Partner
     By: /s/ Steven Carlino                               Date: March 27, 1997
     ------------------------------------------
     Steven Carlino
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware Corporation, General Partner
     By: /s/ James M. Kelso                              Date: March 27, 1997
     ----------------------------------------------
     James M. Kelso
     President and Director

     By: /s/ Barbara J. Brooks                           Date: March 27, 1997
     ----------------------------------------------
     Barbara J. Brooks
     Treasurer and Chief Financial Officer

     By: /s/ Steven Carlino                              Date: March 27, 1997
     ----------------------------------------------
     Steven Carlino
     Vice President

     By: /s/ A. Laurence Norton, Jr.                     Date: March 27, 1997
     ----------------------------------------------
     A. Laurence Norton, Jr.
     Director

     By: /s/ Guy S. Scarpaci                             Date: March 27, 1997
     ----------------------------------------------
     Guy S. Scarpaci
     Director
                                       9