Form 10-Q
period 1997-03-31
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1997-05-15
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26002

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3702808
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)     (I.R.S. Employer Identification No.)

One New York Plaza, 14th Floor, New York, New York
                                                10292
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1997             1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 1,969,076      $2,303,638
U.S. Treasury bills, at amortized cost                                    6,597,150       7,205,981
Net unrealized gain (loss) on open commodity positions                       (9,610)        239,559
                                                                        -----------     ------------
Net equity                                                                8,556,616       9,749,178
Organizational costs, net                                                     4,020           5,157
                                                                        -----------     ------------
Total assets                                                            $ 8,560,636      $9,754,335
                                                                        -----------     ------------
                                                                        -----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   583,591      $  650,836
Accrued expenses                                                             96,462          77,089
Options, net, at market                                                      38,151          28,167
Management fees payable                                                      14,044          16,082
                                                                        -----------     ------------
Total liabilities                                                           732,248         772,174
                                                                        -----------     ------------

Commitments
Partners' capital
Limited partners (85,250.529 and 91,609.501 units outstanding)            7,750,022       8,892,274
General partner (862 and 926 units outstanding)                              78,366          89,887
                                                                        -----------     ------------
Total partners' capital                                                   7,828,388       8,982,161
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $ 8,560,636      $9,754,335
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership unit ('Units')      $     90.91      $    97.07
                                                                        -----------     ------------
                                                                        -----------     ------------
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

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                         1997             1996
--------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                           $  (213,580)    $    (91,675)
Change in net unrealized gain/loss on open commodity positions           (176,394)        (576,182)
Interest from U.S. Treasury bills                                          85,474          126,504
Other interest income                                                      14,793           24,971
                                                                      -----------     ------------
                                                                         (289,707)        (516,382)
                                                                      -----------     ------------

EXPENSES

Commissions                                                               176,027          239,753
Other transaction fees                                                     17,056           25,444
Management fees                                                            43,128           58,553
General and administrative                                                 43,127           48,424
Amortization of organizational costs                                          816            1,188
                                                                      -----------     ------------
                                                                          280,154          373,362
                                                                      -----------     ------------
Net loss                                                              $  (569,861)    $   (889,744)
                                                                      -----------     ------------
                                                                      -----------     ------------
ALLOCATION OF NET LOSS
Limited partners                                                      $  (564,158)    $   (875,149)
                                                                      -----------     ------------
                                                                      -----------     ------------
General partner                                                       $    (5,703)    $    (14,595)
                                                                      -----------     ------------
                                                                      -----------     ------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited and general partnership unit    $     (6.16)    $      (6.73)
                                                                      -----------     ------------
                                                                      -----------     ------------
Weighted average number of limited and general partnership units
  outstanding                                                          92,535.501      132,262.992
                                                                      -----------     ------------
                                                                      -----------     ------------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                   UNITS         PARTNERS      PARTNER       TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996             92,535.501     $8,892,274     $89,887     $8,982,161
Net loss                                                 --       (564,158)    (5,703 )      (569,861)
Redemptions                                      (6,422.972)      (578,094)    (5,818 )      (583,912)
                                                 ----------     ----------     -------     ----------
Partners' capital--March 31, 1997                86,112.529     $7,750,022     $78,366     $7,828,388
                                                 ----------     ----------     -------     ----------
                                                 ----------     ----------     -------     ----------
-----------------------------------------------------------------------------------------------------
                    The accompanying notes are an integral part of this statement

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of March 31, 1997 and the results of its operations for three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The costs incurred for these services were:

                                                     Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                     1997         1996
                                                   ---------    ---------
                      Commissions                  $ 176,027    $ 239,753
                      General and
                      administrative                  24,010       24,699
                                                   ---------    ---------
                                                   $ 200,037    $ 264,452
                                                   ---------    ---------
                                                   ---------    ---------

   Expenses payable to the General Partner and its affiliates as of March 31, 1997 and December 31, 1996 were $42,620 and $21,231, respectively.

   The General Partner is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'). The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker. Approximately 75% of the Partnership's assets are invested in interest-earning U.S. Treasury obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Partnership's interbank transactions, PSI engages in foreign currency forward transactions with the Partnership and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Partnership and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Partnership for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

   As of March 31, 1997, a non-U.S. affiliate of the General Partner owns
249.772 limited partnership units of the Partnership.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $6,478,758 and $6,681,753, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,039,707 and $3,039,258 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997, the Partnership's open futures and options contracts mature within one year. As of December 31, 1996, the Partnership's open futures contracts mature within nine months.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts were:

                                             March 31, 1997      December 31, 1996
                                           ------------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                     $  1,211,587         $ 164,104,016
  Commitments to sell                         $ 71,098,939         $  27,390,279
Currency Futures and Options Contracts:
  Commitments to purchase                     $  2,906,433         $   6,277,845
  Commitments to sell                         $  1,381,840         $   2,997,574
Other Futures Contracts:
  Commitments to purchase                     $         --         $      87,850

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, the fair value of open futures and options contracts was:

                                            March 31, 1997             December 31, 1996
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 14,063      $       --     $     --      $    1,350
     Currencies                          24,532          21,366      150,473           5,008
     Other                                   --              --           --           5,010
  Foreign exchanges
     Financial                           54,111          80,950      236,276         135,822
Options Contracts:
  Domestic exchanges
     Financial                               --          29,912           --          12,450
     Currencies                              --          27,144           --              --
  Foreign exchanges
     Financial                           23,483           4,578           --          15,717
                                       --------     -----------     --------     -----------
                                       $116,189      $  163,950     $386,749      $  175,357
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                                            For the three                For the three
                                             months ended                 months ended
                                            March 31, 1997               March 31, 1996
                                       ------------------------     ------------------------
                                          Average Fair Value           Average Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  9,078      $    1,041     $ 26,552       $   750
     Currencies                         164,485           7,681       34,000         9,294
     Other                                   --           1,253           --            --
  Foreign exchanges
     Financial                          149,850          71,294      373,377        29,765
Options Contracts:
  Domestic exchanges
     Financial                               --          16,374           --            --
     Currencies                              --           6,786           --            --
  Foreign exchanges
     Financial                            5,871           8,025           --            --
                                       --------     -----------     --------     -----------
                                       $329,284      $  112,454     $433,929       $39,809
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                                   For the three months ended                          For the three months ended
                                         March 31, 1997                                      March 31, 1996
                         -----------------------------------------------     -----------------------------------------------
                                            Change in Net                                       Change in Net
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $   (6,421)        $   15,413       $   8,992       $   47,569         $  (24,682)      $  22,887
    Currencies                 96,138           (142,299)        (46,161)          13,105            (11,188)          1,917
    Other                          --              5,010           5,010               --                 --              --
  Foreign exchanges
    Financial                (313,287)          (127,293)       (440,580)        (152,349)          (540,312)       (692,661)
Options Contracts:
  Domestic exchanges
    Financial                      20             10,125          10,145               --                 --              --
    Currencies                  2,094                442           2,536               --                 --              --
  Foreign exchanges
    Financial                   7,876             62,208          70,084               --                 --              --
                         --------------     --------------     ---------     --------------     --------------     ---------
                           $ (213,580)        $ (176,394)      $(389,974)      $  (91,675)        $ (576,182)      $(667,857)
                         --------------     --------------     ---------     --------------     --------------     ---------
                         --------------     --------------     ---------     --------------     --------------     ---------

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced trading operations on August 2, 1993 with net proceeds of $10,180,534. The Partnership continued to offer Units on a monthly basis until the continuous offering was terminated on January 31, 1995. Additional contributions raised through the continuous offering resulted in additional net proceeds to the Partnership of $9,988,243.

   At March 31, 1997, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 78% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The commodity contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the daily limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

   Redemptions by limited partners and the General Partner for the three months ended March 31, 1997 were $578,094 and $5,818, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through March 31, 1997 were $10,806,830 for limited partners and $109,321 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1997 was $90.91, a decrease of 6.35% from the December 31, 1996 net asset value per Unit of $97.07.

   January's negative performance was the result of losses in the financial sector which outpaced profits in the stock index and currency sector. In the financial sector, U.S., German, British, Italian, Spanish, Canadian and Australian bond positions resulted in losses for the Partnership. The bull market in global bond prices halted in January in reaction to increased U.S. interest rates. During the first week of January, U.S. long-term interest rates approached 7.0%, negatively impacting the Partnership's long bond positions. However, the Japanese bond market continued to move independently of the higher U.S. interest rates and rose mostly in reaction to falling Japanese stock prices. In the stock index sector, positions in the S&P 500, DTB, FTSE and CAC 40 were profitable. In the currency sector, the U.S. dollar continued to strengthen against the Japanese yen, German mark and Swiss franc. Australian dollar, German mark, Japanese yen and Swiss franc positions posted gains.

   February's relatively flat performance was the result of profits in the currency and stock index sectors offsetting losses in the financial sector. In the currency sector, German mark, Swiss franc and several cross-rate positions proved profitable. Despite the best efforts of G-7 nations to talk the U.S. dollar down from its lofty peaks, defiant market players pushed the greenback to new highs against the German mark, Japanese yen and Swiss franc. In the stock index sector, positions in the DTB, CAC 40 and Nikkei posted gains. In particular, the Nikkei staged a rebound after months of steady decline. In the financial sector, long Australian, British and Italian bond positions and a short Japanese bond position produced losses. As the deadline for meeting the European Union (EU) requirements nears, countries likely to meet the requirements, such as Germany and France, continued to have strong bond markets. Italian and Spanish bond prices sold off late in the month as the bond market anticipated that these two countries may not meet the EU economic requirements by year end. Long positions in German and French bonds benefited from this scenario while long Italian bond positions resulted in losses. A rise in U.S. bond rates from 6.6% to 6.8% hurt long positions in Australian bonds. Japanese bond prices fell as the Japanese stock market rallied from recent low price levels. A short trade in Japanese government bonds proved to be unprofitable.

   March's negative performance resulted from losses in the financial and currency sectors. Profits were gained in the stock index sector. In the financial sector, long British, French, German and Spanish bond positions and short Australian and Japanese bond positions posted losses. In anticipation of a tightening of interest rates by the U.S. Federal Reserve Bank (the Fed), European, Australian and Canadian bond prices reversed their bull market trends. On March 25th the Fed raised the federal funds rate by 25 basis points. This event reversed the bullish psychology in the global bond markets. Japanese interest rates continued to react to the weak Japanese stock market which caused greater volatility in the Japanese bond market on days when Japanese stock prices made significant moves. In the currency sector, Australian dollar, Swiss franc and German mark cross-rate positions resulted in losses. In the stock index sector, S&P 500 positions were profitable for the Partnership as U.S. stock markets tumbled in anticipation of further interest rate increases. Positions in the DAX, the German stock market, were also profitable.

   Interest income on U.S. Treasury bills decreased by approximately $41,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996. These decreases were primarily the result of 1996 redemptions which reduced the Partnership's net assets and therefore, its investments in U.S. Treasury bills. Additionally, other interest income, which consists of interest earned on equity balances held at PSI, decreased by $10,000.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $64,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily as a result of 1996 redemptions and first quarter 1997 trading losses which reduced the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $8,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to a decrease in trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Welton Investment Systems Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased approximately $15,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily as a result of 1996 redemptions and first quarter 1997 trading losses which reduced the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the three months ended March 31, 1997 or 1996.

   General and administrative expenses decreased by approximately $5,000 for the three months ended March 31, 1997 as compared to the same period in 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

             3.1-- Agreement of Limited Partnership of the Registrant, dated as of March 19, 1993 as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-59828 dated May 7, 1993)

            27.1--Financial Data Schedule (filed herewith)

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the
     Registrant