Form 10-Q
period 1997-06-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1997-08-14
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           1997            1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $1,692,858      $2,303,638
U.S. Treasury bills, at amortized cost                                   6,111,408       7,205,981
Net unrealized gain on open commodity positions                            311,928         239,559
                                                                        ----------     ------------
Net equity                                                               8,116,194       9,749,178
Organizational costs, net                                                    3,021           5,157
                                                                        ----------     ------------
Total assets                                                            $8,119,215      $9,754,335
                                                                        ----------     ------------
                                                                        ----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $  560,551      $  650,836
Accrued expenses                                                           105,108          77,089
Options, net, at market                                                     28,759          28,167
Management fees payable                                                     13,309          16,082
                                                                        ----------     ------------
Total liabilities                                                          707,727         772,174
                                                                        ----------     ------------

Commitments
Partners' capital
Limited partners (79,249.135 and 91,609.501 units outstanding)           7,336,866       8,892,274
General partner (806 and 926 units outstanding)                             74,622          89,887
                                                                        ----------     ------------
Total partners' capital                                                  7,411,488       8,982,161
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $8,119,215      $9,754,335
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general partnership unit ('Units')      $    92.58      $    97.07
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Six Months Ended                Three Months Ended
                                                 June 30,                         June 30,
                                       ----------------------------     ----------------------------
                                          1997             1996            1997             1996
----------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity
  transactions                         $  (226,482)    $   (821,543)    $   (12,902)    $   (729,868)
Change in net unrealized gain/loss
  on open commodity positions              134,752         (607,112)        311,146          (30,930)
Interest from U.S. Treasury bills          163,282          226,443          77,808           99,939
Other interest income                       37,061           51,270          22,268           26,299
                                       -----------     ------------     -----------     ------------
                                           108,613       (1,150,942)        398,320         (634,560)
                                       -----------     ------------     -----------     ------------

EXPENSES

Commissions                                328,491          443,602         152,464          203,849
Other transaction fees                      35,134           37,654          18,078           12,210
Management fees                             81,547          108,064          38,419           49,511
General and administrative                  87,836           67,394          44,709           18,970
Amortization of organizational
  costs                                      1,573            2,324             757            1,136
                                       -----------     ------------     -----------     ------------
                                           534,581          659,038         254,427          285,676
                                       -----------     ------------     -----------     ------------
Net income (loss)                      $  (425,968)    $ (1,809,980)    $   143,893     $   (920,236)
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                       $  (421,705)    $ (1,786,179)    $   142,453     $   (911,030)
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
General partner                        $    (4,263)    $    (23,801)    $     1,440     $     (9,206)
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted
  average limited and general
  partnership unit                     $     (4.77)    $     (14.02)    $      1.67     $      (7.31)
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
Weighted average number of limited
  and general partnership units
  outstanding                           89,324.015      129,059.906      86,112.529      125,856.820
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
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

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                  UNITS         PARTNERS       PARTNER         TOTAL
-------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            92,535.501     $ 8,892,274     $ 89,887     $ 8,982,161
Net loss                                                --        (421,705)      (4,263)       (425,968)
Redemptions                                    (12,480.366)     (1,133,703)     (11,002)     (1,144,705)
                                               -----------     -----------     --------     -----------
Partners' capital--June 30, 1997                80,055.135     $ 7,336,866     $ 74,622     $ 7,411,488
                                               -----------     -----------     --------     -----------
                                               -----------     -----------     --------     -----------
-------------------------------------------------------------------------------------------------------
                     The accompanying notes are an integral part of this statement

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The costs incurred for these services were:

                                                  Six Months Ended       Three Months Ended
                                                      June 30,                June 30,
                                                ---------------------   ---------------------
                                                  1997        1996        1997        1996
        -------------------------------------------------------------------------------------
             Commissions                        $ 328,491   $ 443,602   $ 152,464   $ 203,849
             General and administrative            44,837      40,547      20,828      15,848
                                                ---------   ---------   ---------   ---------
                                                $ 373,328   $ 484,149   $ 173,292   $ 219,697
                                                ---------   ---------   ---------   ---------
                                                ---------   ---------   ---------   ---------

   Expenses payable to the General Partner and its affiliates as of June 30, 1997 and December 31, 1996 were $61,319 and $21,231, respectively.

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

   As of June 30, 1997, a non-U.S. affiliate of the General Partner owns 249.772 limited partnership units of the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $6,039,570 and $6,681,753, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,047,865 and $3,039,258 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, the Partnership's open futures and options contracts mature within nine months.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts were:

                                           June 30, 1997    December 31, 1996
                                           -------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                  $ 143,760,020      $ 164,104,016
  Commitments to sell                      $   5,458,085      $  27,390,279
Currency Futures and Options Contracts:
  Commitments to purchase                  $   1,726,982      $   6,277,845
  Commitments to sell                      $   3,068,612      $   2,997,574
Other Futures Contracts:
  Commitments to purchase                  $          --      $      87,850

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

   At June 30, 1997 and December 31, 1996, the fair value of open futures and options contracts were:

                                            June 30, 1997              December 31, 1996
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  8,050       $ 1,031       $     --      $    1,350
     Currencies                          60,649         7,305        150,473           5,008
     Other                                   --            --             --           5,010
  Foreign exchanges
     Financial                          290,768        39,203        236,276         135,822
Options Contracts:
  Domestic exchanges
     Financial                               --        28,228             --          12,450
     Currencies                           9,338        12,700             --              --
  Foreign exchanges
     Financial                            2,831            --             --          15,717
                                       --------     -----------     --------     -----------
                                       $371,636       $88,467       $386,749      $  175,357
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures and options contracts during the six and three months ended June 30, 1997 and 1996, respectively.

                                      For the six months ended                             For the three months ended
                              June 30, 1997              June 30, 1996              June 30, 1997              June 30, 1996
                         --------------------------------------------------------------------------------------------------------
                           Average Fair Value         Average Fair Value         Average Fair Value         Average Fair Value
                         -----------------------    -----------------------    -----------------------    -----------------------
                          Assets     Liabilities     Assets     Liabilities     Assets     Liabilities     Assets     Liabilities
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ 17,527      $   742      $ 18,564      $ 1,204      $ 25,109      $   258      $  8,969      $ 2,106
    Currencies            113,722        7,733        59,734        6,627        40,661       11,193        71,531        4,635
    Other                      --          716            --           --            --           --            --           --
  Foreign exchanges
    Financial             183,302       47,151       259,242       29,896       184,456       31,457       106,722       30,477
Options Contracts:
  Domestic exchanges
    Financial                  --       23,876            --           --            --       32,887            --           --
    Currencies              1,334       10,902            --           --         2,334       19,078            --           --
  Foreign exchanges
    Financial               7,033        4,586            --           --        12,308        1,144            --           --
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         $322,918      $95,706      $337,540      $37,727      $264,868      $96,017      $187,222      $37,218
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the six months ended June 30, 1997 and 1996, respectively.

                             For the six months ended June 30, 1997               For the six months ended June 30, 1996
                         -----------------------------------------------     -------------------------------------------------
                                            Change in Net                                       Change in Net
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses         Total
                         --------------     --------------     ---------     --------------     --------------     -----------
Futures Contracts:
  Domestic exchanges
    Financial              $  140,169          $  8,369        $ 148,538       $   30,581         $  (35,313)      $    (4,732)
    Currencies                 82,639           (92,121)          (9,482)          31,171             (1,185)           29,986
    Other                      (3,227)            5,010            1,783               --                 --                --
  Foreign exchanges
    Financial                (388,294)          151,111         (237,183)        (883,295)          (570,614)       (1,453,909)
Options Contracts:
  Domestic exchanges
    Financial                  (1,367)            5,214            3,847               --                 --                --
    Currencies                 14,119            17,629           31,748               --                 --                --
  Foreign exchanges
    Financial                 (70,521)           39,540          (30,981)              --                 --                --
                         --------------     --------------     ---------     --------------     --------------     -----------
                           $ (226,482)         $134,752        $ (91,730)      $ (821,543)        $ (607,112)      $(1,428,655)
                         --------------     --------------     ---------     --------------     --------------     -----------
                         --------------     --------------     ---------     --------------     --------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the three months ended June 30, 1997 and 1996, respectively.

                            For the three months ended June 30, 1997           For the three months ended June 30, 1996
                         ----------------------------------------------     -----------------------------------------------
                                            Change in Net                                      Change in Net
                          Net Realized        Unrealized                     Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses       Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     --------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial               $143,363           $ (7,044)       $136,319       $  (16,988)         $(10,631)       $ (27,619)
    Currencies               (13,499)            50,178          36,679           18,066            10,003           28,069
  Foreign exchanges
    Financial                (75,007)           278,404         203,397         (730,946)          (30,302)        (761,248)
Options Contracts:
  Domestic exchanges
    Financial                 (1,387)            (4,911)         (6,298)              --                --               --
    Currencies                12,025             17,187          29,212               --                --               --
  Foreign exchanges
    Financial                (78,397)           (22,668)       (101,065)              --                --               --
                         --------------     --------------     --------     --------------     --------------     ---------
                            $(12,902)          $311,146        $298,244       $ (729,868)         $(30,930)       $(760,798)
                         --------------     --------------     --------     --------------     --------------     ---------
                         --------------     --------------     --------     --------------     --------------     ---------

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

   At June 30, 1997, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners for the six and three months ended June 30, 1997 were $1,133,703 and $555,609, respectively. Redemptions by General Partner for the six and three months ended June 30, 1997 were $11,002 and $5,184, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through June 30, 1997 were $11,362,439 for limited partners and $114,505 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1997 was $92.58, a decrease of 4.63% from the December 31, 1996 net asset value per Unit of $97.07.

   April's negative performance resulted from losses in the financial sector. Profits were earned in the currency and stock index sector. In the financial sector, losses were incurred in long Australian and Japanese bond positions and short positions in British, Canadian, French, Japanese, Italian and Spanish bonds. The aftershock from the U.S. Federal Reserve's 25 basis point interest rate increase on March 25th resulted in little follow through to higher interest rates. Instead, global bond prices dropped to a 1997 low in the second week of April and then rallied as economic reports showing slower economic growth with little inflation caused U.S. interest rates to fall. In Australia, a bearish employment report caused a loss in long Australian bond positions. In the currency sector, Swiss franc, German mark, Japanese yen, British pound and Mexican peso positions were profitable. In the stock index sector, positions in the S&P 500 and DTB (the German stock market) posted gains for the Partnership.

   May's relatively flat performance was the result of gains in the financial and index sectors which offset losses in the currency sector. The French presidential campaign dominated the European bond market in May. As the May 25th election approached, polls showed the contest between the incumbent President, Jacques Chirac, and the Socialist Party challenger, Lionel Jospin, was too close to call. This prevented the French and German bond markets from making any significant price moves. In the financial sector, Japa-nese, Spanish, Australian and Swiss bond positions were profitable. In the index sector, gains were experienced in the S&P 500, DAX, Hong Kong HangSeng and FTSE indices. In the currency sector, the German mark gained value against the U.S. dollar providing losses for the Partnership. The dollar weakened as moderate U.S. price data lessened the likelihood of an increase in interest rates by the Federal Reserve. This was furthered by Federal Reserve Chairman Greenspan's expectation of slowing economic growth later in the year. As a result, the German mark gained value against the dollar.

   June's positive performance resulted from gains in all sectors traded which encompassed the financial, index and currency sectors. A drop in U.S. long-term interest rates from 7.0% to 6.75% gave a bullish tone to the Australian, Canadian, and European bond markets in the financial sector. In addition, the European bond market rallied on the continued expectation that the European Monetary Union will come to fruition early next year, including both Spain and Italy in the initial group of members. Positions in German, Italian and Spanish bonds benefited from this news. Slower economic growth in Australia supported the bond market, thus profiting the Partnership. Canadian bonds followed the U.S. bond market higher until month end when the Canadian central bank raised short term rates, thus yielding profits in these bond positions. In the currency sector, the Partnership saw gains in the Japanese yen and German mark. In the index sector, German DAX and S&P 500 positions were profitable. Also, many cross rates were profitable in the currency sector including Deutsche mark/British pound, Japanese yen/Deutsche mark and Italian lira/Deutsche mark positions.

   Beginning in July, Sjo, Inc., a trading manager to the Partnership, implemented their enhanced Foreign Financials program. This enhancement adds a third component that determines market and portfolio weights utilizing a modified efficient frontier methodology.

   Interest income on U.S. Treasury bills decreased by approximately $63,000 and $22,000 for the six and three months ended June 30, 1997 compared to the corresponding periods in 1996. These decreases were primarily the result of redemptions during 1996 and 1997 which reduced the Partnership's net assets and therefore, its investments in U.S. Treasury bills. Additionally, other interest income, which consists of interest earned on equity balances held at PSI, decreased for the six and three months ended June 30, 1997 by approximately $14,000 and $4,000 as compared to the corresponding periods in 1996.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $115,000 and $51,000 for the six and three months ended June 30, 1997 compared to the corresponding periods in 1996 primarily as a result of 1996 and 1997 redemptions which reduced the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $3,000 for the six months ended June 30, 1997, but increased by approximately $6,000 for the three months ended June 30, 1997 compared to the corresponding periods in 1996 primarily due to fluctuations in trading volume.

   All trading decisions are currently being made by Sjo, Inc. and Welton Investment Systems Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased approximately $27,000 and $11,000 for the six and three months ended June 30, 1997 compared to the corresponding periods in 1996 primarily due to redemptions which reduced the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the first six months of 1997 or 1996.

   General and administrative expenses increased by approximately $20,000 and $26,000 for the six and three months ended June 30, 1997 as compared to the same periods in 1996. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the
     Registrant