Form 10-Q
period 1997-09-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1997-11-14
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,051,204       $2,303,638
U.S. Treasury bills, at amortized cost                                   6,061,656        7,205,981
Net unrealized gain on open commodity positions                             85,361          239,559
                                                                      -------------     ------------
Net equity                                                               8,198,221        9,749,178
Organizational costs, net                                                    2,098            5,157
                                                                      -------------     ------------
Total assets                                                           $ 8,200,319       $9,754,335
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   744,774       $  650,836
Accrued expenses                                                            80,505           77,089
Options, at market                                                          36,325           28,167
Management fees payable                                                     13,506           16,082
                                                                      -------------     ------------
Total liabilities                                                          875,110          772,174
                                                                      -------------     ------------

Commitments
Partners' capital
Limited partners (71,938.041 and 91,609.501 units outstanding)           7,251,919        8,892,274
General partner (727 and 926 units outstanding)                             73,290           89,887
                                                                      -------------     ------------
Total partners' capital                                                  7,325,209        8,982,161
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 8,200,319       $9,754,335
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    100.81       $    97.07
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Nine Months Ended                Three Months Ended
                                              September 30,                    September 30,
                                       ----------------------------     ----------------------------
                                          1997             1996            1997             1996
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $   751,706     $   (720,511)    $   978,188     $    101,032
Change in net unrealized gain on
  open commodity positions                 (87,118)         353,448        (221,870)         960,560
Interest from U.S. Treasury bills          241,658          310,717          78,376           84,274
Other interest income                      116,193           75,333          79,132           24,063
                                       -----------     ------------     -----------     ------------
                                         1,022,439           18,987         913,826        1,169,929
                                       -----------     ------------     -----------     ------------

EXPENSES

Commissions                                483,371          615,747         154,880          172,145
Other transaction fees                      46,920           47,754          11,786           10,100
Management fees                            121,462          152,673          39,915           44,609
Incentive fees                              19,952               --          19,952               --
General and administrative                 115,711          110,682          27,875           43,288
Amortization of organizational
  costs                                      2,275            3,340             702            1,016
                                       -----------     ------------     -----------     ------------
                                           789,691          930,196         255,110          271,158
                                       -----------     ------------     -----------     ------------
Net income (loss)                      $   232,748     $   (911,209)    $   658,716     $    898,771
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                       $   230,379     $   (896,402)    $   652,084     $    889,777
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
General partner                        $     2,369     $    (14,807)    $     6,632     $      8,994
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted
  average limited and general
  partnership unit                     $      2.70     $      (7.36)    $      8.23     $       7.93
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
Weighted average number of limited
  and general partnership units
  outstanding                           86,234.388      123,811.764      80,055.135      113,315.480
                                       -----------     ------------     -----------     ------------
                                       -----------     ------------     -----------     ------------
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

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                  UNITS         PARTNERS       PARTNER         TOTAL
-------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996            92,535.501     $ 8,892,274     $ 89,887     $ 8,982,161
Net income                                              --         230,379        2,369         232,748
Redemptions                                    (19,870.460)     (1,870,734)     (18,966)     (1,889,700)
                                               -----------     -----------     --------     -----------
Partners' capital--September 30, 1997           72,665.041     $ 7,251,919     $ 73,290     $ 7,325,209
                                               -----------     -----------     --------     -----------
                                               -----------     -----------     --------     -----------
-------------------------------------------------------------------------------------------------------
                     The accompanying notes are an integral part of this statement

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. The costs incurred for these services were:

                                                  Nine Months Ended      Three Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  1997        1996        1997        1996
        -------------------------------------------------------------------------------------
             Commissions                        $ 483,371   $ 615,747   $ 154,880   $ 172,145
             General and administrative            63,311      58,734      18,474      18,187
                                                ---------   ---------   ---------   ---------
                                                $ 546,682   $ 674,481   $ 173,354   $ 190,332
                                                ---------   ---------   ---------   ---------
                                                ---------   ---------   ---------   ---------

   Expenses payable to the General Partner and its affiliates as of September 30, 1997 and December 31, 1996 were $38,088 and $21,231, respectively.

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

   As of September 30, 1997, a non-U.S. affiliate of the General Partner owns
249.772 limited partnership units of the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $5,854,557 and $6,681,753, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,307,339 and $3,039,258 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, the Partnership's open futures and options contracts mature within nine months.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures and options contracts were:

                                           September 30, 1997    December 31, 1996
                                           ------------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                     $ 21,161,863         $ 164,104,016
  Commitments to sell                         $     47,419         $  27,390,279
Currency Futures Contracts:
  Commitments to purchase                     $  2,506,248         $   6,277,845
  Commitments to sell                         $  1,818,640         $   2,997,574
Other Futures Contracts:
  Commitments to purchase                     $         --         $      87,850

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

   At September 30, 1997 and December 31, 1996, the fair value of open futures and options contracts were:

                                         September 30, 1997           December 31, 1996
                                       -----------------------     ------------------------
                                             Fair Value                   Fair Value
                                       -----------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                       -------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $    --       $    --       $     --      $    1,350
     Currencies                         26,256         8,719        150,473           5,008
     Other                                  --            --             --           5,010
  Foreign exchanges
     Financial                          72,010         4,186        236,276         135,822
Options Contracts:
  Domestic exchanges
     Financial                              --        36,325             --          12,450
  Foreign exchanges
     Financial                              --            --             --          15,717
                                       -------     -----------     --------     -----------
                                       $98,266       $49,230       $386,749      $  175,357
                                       -------     -----------     --------     -----------
                                       -------     -----------     --------     -----------

   The following table presents the average fair value of futures and options contracts during the nine and three months ended September 30, 1997 and 1996, respectively.

                                     For the nine months ended                             For the three months ended
                           September 30, 1997         September 30, 1996         September 30, 1997         September 30, 1996

                         --------------------------------------------------    --------------------------------------------------
                           Average Fair Value         Average Fair Value         Average Fair Value         Average Fair Value
                         -----------------------    -----------------------    -----------------------    -----------------------
                          Assets     Liabilities     Assets     Liabilities     Assets     Liabilities     Assets     Liabilities
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ 20,679      $   519      $ 13,070      $   886      $ 23,039      $   258      $    188      $   484
    Currencies            106,905        6,607        51,933        7,781        83,412        4,812        28,579        9,972
    Other                      --          501            --           83            --           --            --          206
  Foreign exchanges
    Financial             206,018       39,768       318,964       23,842       266,959       26,708       366,418       19,043
Options Contracts:
  Domestic exchanges
    Financial                  --       27,463            --           --            --       33,931            --           --
    Currencies              2,880        8,221            --           --         7,200        4,650            --           --
  Foreign exchanges
    Financial               4,923        3,251            --           --           708          102            --           --
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         $341,405      $86,330      $383,967      $32,592      $381,318      $70,461      $395,185      $29,705
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                    For the nine months ended                           For the nine months ended
                                       September 30, 1997                                  September 30, 1996
                         -----------------------------------------------     -----------------------------------------------
                                            Change in Net                                       Change in Net
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial               $171,531          $    1,350       $ 172,881       $   10,425          $(33,063)       $ (22,638)
    Currencies               175,223            (127,928)         47,295          (85,875)           48,425          (37,450)
    Other                     (3,227)              5,010           1,783               --              (825)            (825)
  Foreign exchanges
    Financial                414,898             (32,630)        382,268         (645,061)          338,911         (306,150)
Options Contracts:
  Domestic exchanges
    Financial                 48,199              13,744          61,943               --                --               --
    Currencies                30,544                  --          30,544               --                --               --
  Foreign exchanges
    Financial                (85,462)             53,336         (32,126)              --                --               --
                         --------------     --------------     ---------     --------------     --------------     ---------
                            $751,706          $  (87,118)      $ 664,588       $ (720,511)         $353,448        $(367,063)
                         --------------     --------------     ---------     --------------     --------------     ---------
                         --------------     --------------     ---------     --------------     --------------     ---------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and options contracts during the three months ended September 30, 1997 and 1996, respectively.

                                   For the three months ended                           For the three months ended
                                       September 30, 1997                                   September 30, 1996
                         -----------------------------------------------     ------------------------------------------------
                                            Change in Net                                       Change in Net
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial               $ 31,362          $   (7,019)      $  24,343       $  (20,156)         $  2,250        $  (17,906)
    Currencies                92,584             (35,807)         56,777         (117,046)           49,610           (67,436)
    Other                         --                  --              --               --              (825)             (825)
  Foreign exchanges
    Financial                803,192            (183,741)        619,451          238,234           909,525         1,147,759
Options Contracts:
  Domestic exchanges
    Financial                 49,566               8,530          58,096               --                --                --
    Currencies                16,425             (17,629)         (1,204)              --                --                --
  Foreign exchanges
    Financial                (14,941)             13,796          (1,145)              --                --                --
                         --------------     --------------     ---------     --------------     --------------     ----------
                            $978,188          $ (221,870)      $ 756,318       $  101,032          $960,560        $1,061,592
                         --------------     --------------     ---------     --------------     --------------     ----------
                         --------------     --------------     ---------     --------------     --------------     ----------

D. Subsequent Event

   Effective October 1, 1997, all assets previously managed by Sjo, Inc. ('Sjo') were reallocated to Eagle Trading Systems, Inc. ('Eagle'). Eagle receives management fees at the same rate as did Sjo (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eagle will earn a quarterly incentive fee equal to 23% of New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eagle) as compared to 15% paid to Sjo.

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

   At September 30, 1997, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners for the nine and three months ended September 30, 1997 were $1,870,734 and $737,031, respectively. Redemptions by General Partner for the nine and three months ended September 30, 1997 were $18,966 and $7,964, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through September 30, 1997 were $12,099,470 for limited partners and $122,469 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

   Effective October 1, 1997, all assets previously managed by Sjo were reallocated to Eagle. Eagle receives management fees at the same rate as did Sjo (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eagle will earn a quarterly incentive fee equal to 23% of New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eagle) as compared to 15% paid to Sjo.

Results of Operations

   The net asset value per Unit as of September 30, 1997 was $100.81, an increase of 3.85% from the December 31, 1996 net asset value per Unit of $97.07.

   July's positive performance resulted from gains in all sectors traded which encompassed the financial, index and currency sectors. A bullish U.S. bond market set the tone for rising global bond prices as U.S. long-term interest rates fell from 7.0% to 6.5%. Continued signs of a slowdown in economic growth in France, Germany and Italy coupled with low inflation levels pushed European bond prices higher. Positions in French, German, Italian and British bonds benefited from this price movement. In Australia, the bond market anticipated further easing of monetary policy by the Reserve Bank of Australia due to slow economic growth and high unemployment. As a result, on July 30th the Reserve Bank cut rates by 50 basis points, profiting long positions in Australian bonds and bank bills. Japanese bond prices rose strongly as the Nikkei Dow fell below 20,000 and economic data showed a very slow recovery from the recent recession, profiting positions in Japanese bonds. In the index sector, German DAX and S&P 500 positions were profitable. In the currency sector, profits were achieved in Swiss franc and German mark positions as well as certain cross-rate positions including Swedish krone/German mark and Swiss franc/German mark.

   August's negative performance resulted from losses in all sectors traded which encompassed the financial, currency and index sectors. Global interest rates were problematic as the majority of the global bond markets showed slight losses which combined for a significant impact. For example, the U.S. treasury bond depreciated moderately and the Italian bond and the German Bund also experienced downturns causing losses for the Partnership. Swiss bond positions were particularly hard hit as well. The currency markets proved to be a major detractor to the Partnership's overall performance. The Deutsche mark's weakness over the past few months, prior to August, provided some decent gains, but its strength against the Japanese yen and British pound added to losses. In addition, positions in the Swiss franc suffered as it gained against the U.S. dollar. In the index sector, the Partnership incurred small losses in NASDAQ and HangSeng positions.

   September's positive performance resulted from gains in the financial and currency sectors. Losses were recorded in the index sector. In the financial sector, major foreign bond prices were affected as U.S. long-term interest rates fell from 6.75% to 6.40% leading to profits in the Partnership's financial sector positions. Profitable positions for the Partnership included the Japanese, London and Italian bonds. The currency sector also proved to be profitable, specifically Mexican peso and Australian dollar positions. Cross rate positions performed well, particularly in Japanese yen/Deutsche mark positions. On the opposite side of the coin, gains were somewhat offset by losses in the index sector. Positions in the German Dax index experienced losses as it moved in excess of five percent during the month. Positions in the SFE index were unprofitable as well.

   Interest income on U.S. Treasury bills decreased by approximately $69,000 and $6,000 for the nine and three months ended September 30, 1997 compared to the corresponding periods in 1996. These decreases were primarily the result of redemptions during 1996 and 1997 which reduced the Partnership's net assets and therefore, its investments in U.S. Treasury bills. Additionally, other interest income, which consists of interest earned on equity balances held at PSI, increased for the nine and three months ended September 30, 1997 by approximately $41,000 and $55,000 as compared to the corresponding periods in 1996. These increases in other interest income reflect an adjustment of approximately $54,000 recorded during the three months ended September 30, 1997.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $132,000 and $17,000 for the nine and three months ended September 30, 1997 compared to the corresponding periods in 1996 primarily as a result of 1996 and 1997 redemptions which reduced the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees remained relatively constant during the nine and three months ended September 30, 1997 compared to the corresponding periods in 1996.

   All trading decisions are currently being made by Eagle (Eagle replaced Sjo effective October 1, 1997 as discussed in Liquidity and Capital Resources above) and Welton Investment Systems Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased approximately $31,000 and $5,000 for the nine and three months ended September 30, 1997 compared to the corresponding periods in 1996 primarily due to redemptions which reduced the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Welton Investment Systems Corporation generated sufficient trading profits to earn approximately $20,000 in incentive fees during the three months ended September 30, 1997. No incentive fees were earned during the nine months ended September 30, 1996.

   General and administrative expenses increased by approximately $5,000 for the nine months ended September 30, 1997 as compared to 1996, but decreased by approximately $15,000 for the three months ended September 30, 1997 as compared to 1996. These expenses include reimbursements of cost incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

             3.1 -- Agreement of Limited Partnership of the Registrant, dated as of March 19, 1993 as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-59828 dated May 7, 1993)

           10.10-- Advisory Agreement, dated October 1, 1997, among the
                   Registrant, Prudential Securities Futures Management Inc. and Eagle Trading Systems, Inc. (filed herewith)

            27.1 --Financial Data Schedule (filed herewith)

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the
     Registrant
                                       13