Form 10-Q
period 1998-03-31
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1998-05-14
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26002

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3702808
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


One New York Plaza, 13th Floor, New York, New York         10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 1,625,173       $1,811,247
U.S. Treasury bills, at amortized cost                                   4,954,544        5,035,022
Net unrealized gain on open commodity positions                            225,788          131,368
                                                                      -------------     ------------
Net equity                                                               6,805,505        6,977,637
Organizational costs, net                                                      725            1,341
                                                                      -------------     ------------
Total assets                                                           $ 6,806,230       $6,978,978
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   347,821       $  597,404
Accrued expenses                                                            87,691           73,381
Management fees payable                                                     11,196           11,503
Options, at market                                                             750            3,725
                                                                      -------------     ------------
Total liabilities                                                          447,458          686,013
                                                                      -------------     ------------

Commitments
Partners' capital
Limited partners (62,291.908 and 65,699.974 units outstanding)           6,295,105        6,230,001
General partner (630 and 664 units outstanding)                             63,667           62,964
                                                                      -------------     ------------
Total partners' capital                                                  6,358,772        6,292,965
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 6,806,230       $6,978,978
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    101.06       $    94.83
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          1998            1997
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                     $   433,219     $  (213,580)
Change in net unrealized gain/loss on open commodity positions             101,433        (176,394)
Interest income                                                             84,048         100,267
                                                                       -----------     -----------
                                                                           618,700        (289,707)
                                                                       -----------     -----------
EXPENSES
Commissions                                                                127,421         176,027
Other transaction fees                                                       2,579          17,056
Management fees                                                             32,599          43,128
General and administrative                                                  41,857          43,127
Amortization of organizational costs                                           582             816
                                                                       -----------     -----------
                                                                           205,038         280,154
                                                                       -----------     -----------
Net income (loss)                                                      $   413,662     $  (569,861)
                                                                       -----------     -----------
                                                                       -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                       $   409,523     $  (564,158)
                                                                       -----------     -----------
                                                                       -----------     -----------
General partner                                                        $     4,139     $    (5,703)
                                                                       -----------     -----------
                                                                       -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general
  partnership unit                                                     $      6.23     $     (6.16)
                                                                       -----------     -----------
                                                                       -----------     -----------
Weighted average number of limited and general partnership
  units outstanding                                                     66,363.974      92,535.501
                                                                       -----------     -----------
                                                                       -----------     -----------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                  UNITS         PARTNERS       PARTNER         TOTAL
-------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            66,363.974     $ 6,230,001     $ 62,964     $ 6,292,965
Net income                                              --         409,523        4,139         413,662
Redemptions                                     (3,442.066)       (344,419)      (3,436)       (347,855)
                                               -----------     -----------     --------     -----------
Partners' capital--March 31, 1998               62,921.908     $ 6,295,105     $ 63,667     $ 6,358,772
                                               -----------     -----------     --------     -----------
                                               -----------     -----------     --------     -----------
-------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   Certain balances from the prior year have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services for the three months ended March 31, 1998 and 1997 were:

                                                                 1998         1997
               ----------------------------------------------------------------------
                    Commissions                                $ 127,421    $ 176,027
                    General and administrative                    22,912       24,010
                                                               ---------    ---------
                                                               $ 150,333    $ 200,037
                                                               ---------    ---------
                                                               ---------    ---------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1998 and December 31, 1997 were $39,582 and $19,078, respectively.

   The General Partner is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Partnership's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

   As of March 31, 1998, a non-U.S. affiliate of the General Partner owns
249.772 limited partnership units of the Partnership.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in its statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $4,753,781 and $5,383,588, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,118,375 and $1,615,755 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts were:

                                                1998               1997
                                           --------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                   $181,838,531        $31,963,286
  Commitments to sell                          3,247,497          3,430,271
Currency Futures and Options Contracts:
  Commitments to purchase                      1,578,861          1,371,557
  Commitments to sell                          4,821,381          7,726,254
Currency Forward Contracts:
  Commitments to purchase                        107,342            173,921
  Commitments to sell                          1,778,817          8,190,630
Other Futures Contracts:
  Commitments to purchase                             --             48,400
  Commitments to sell                          1,565,559          3,413,653

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts were:

                                                1998                         1997
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $ 15,500      $    9,400     $  4,438      $  --
     Currencies                        102,289             360       77,423          20,787
     Other                              36,114         --           107,158         --
  Foreign exchanges
     Financial                         159,869          18,269       33,537           2,970
     Other                               7,446         --             6,400          48,400
Forward Contracts:
     Currencies                         39,941         107,342      170,173         195,604
Options Contracts:
  Domestic exchanges
     Financial                           --            --             --              3,725
     Currencies                          --                750        --            --
                                      --------     -----------     --------     -----------
                                      $361,159      $  136,121     $399,129      $  271,486
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                1998                         1997
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $ 18,741      $    3,584     $  9,078      $    1,041
     Currencies                         74,359           8,489      164,485           7,681
     Other                              44,334           1,709        --              1,253
  Foreign exchanges
     Financial                         174,352          13,909      149,850          71,294
     Other                              22,274          13,639        --            --
Forward Contracts:
     Currencies                         81,123         119,947        --            --
Options Contracts:
  Domestic exchanges
     Financial                           --              1,984        --             16,374
     Currencies                          --              4,531        --              6,786
  Foreign exchanges
     Financial                           --            --             5,871           8,025
                                      --------     -----------     --------     -----------
                                      $415,183      $  167,792     $329,284      $  112,454
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                         1998         1997
                                                       --------     ---------
               Futures Contracts:
                 Domestic exchanges
                    Financial                          $(33,932)    $   8,992
                    Currencies                           22,248       (46,161)
                    Other                                75,563         5,010
                 Foreign exchanges
                    Financial                           498,589      (440,580)
                    Other                                38,671        --
               Forward Contracts:
                    Currencies                         (102,157)       --
               Options Contracts:
                 Domestic exchanges
                    Financial                            28,019        10,145
                    Currencies                            7,651         2,536
                 Foreign exchanges
                    Financial                             --           70,084
                                                       --------     ---------
                                                       $534,652     $(389,974)
                                                       --------     ---------
                                                       --------     ---------

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

   At March 31, 1998, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 74% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the three months ended March 31, 1998 were $344,419 for the limited partners and $3,436 for the General Partner, and from commencement of operations, August 2, 1993 through March 31, 1998, totalled $13,035,445 for limited partners and $131,879 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1998 was $101.06, an increase of 6.57% from the December 31, 1997 net asset value per Unit of $94.83.

   The Partnership's positive January performance resulted from gains in the financial, energy and metal sectors. Losses were incurred in the currency, grain and index sectors. In the financial sector, easing fears over the Far East crisis led to a pullback in many European bonds leading to gains in British, Eurodollar, French and Spanish bonds. Over the course of the month, the energy sector was impacted by the expanding concern in the Middle East. This caused a price increase in both light crude and heating oil, which was profitable for the Partnership. Metal sector positions were also profitable, particularly aluminum positions. Overall, gains were somewhat offset by losses, primarily in the currency sector. As the aforementioned Far East crisis began to ease, the flight to quality that had once existed began to wane. As this occurred, the Partnership experienced losses in the Swiss franc, Swedish krona, Canadian dollar, Japanese yen and Australian dollar. Additionally, crossrate positions were unprofitable, particularly Japanese yen/deutsche mark positions. Finally, within the grain sector, the Partnership incurred losses in corn and soybean positions.

   The Partnership's positive February performance resulted from gains in the index, grain and energy sectors. Losses were incurred in the currency, metal and financial sectors. In the index sector, the Partnership recognized significant gains as many of the world's indices had positive returns, including the German DAX, S&P 500, French CAC 40 and British FTSE 100. The Partnership profited from corn positions and short soybean positions (soybean prices fell throughout the month) in the grain sector. Finally, natural gas positions in the energy sector gained as tensions reduced in the Middle East. The Partnership experienced losses in the currency sector, partially offsetting overall Partnership gains generated during February. Indecisiveness over the quality of the Asian markets confused investors throughout the month, and as as result, the Partnership lost value from its Swiss franc and Japanese yen positions. Crossrate positions were unprofitable as well, particularly Swedish krona/deutsche mark, Swiss franc/deutsche mark and Swiss franc/Japanese yen positions.

   The Partnership's positive March performance resulted from gains in all sectors traded. Many of the world's indices gained throughout the month profiting the Partnership's long positions. The biggest winners of the index sector were the German DAX, Spanish IBEX, Italian FIB 31, French CAC 40 and S&P
500. Throughout March, investors abandoned the safe haven of the Swiss franc and moved investments elsewhere which profited the Partnership's short positions. Crossrate positions also benefited, particularly the Swiss franc/deutsche mark, Swedish Krona/deutsche mark and Japanese yen/British pound. In the financial sector, profits were achieved as Japanese bonds experienced significant volatility in response to announcements of government economic stimulus packages and the corresponding global investor reaction. Positions in the British gilt and German bund gained as well.

   The Partnership earns interest on its investments in U.S. Treasury bills (approximately 75% of its net assets) and receives an interest credit from PSI on the remaining 25% of its net assets. Interest income decreased by approximately $16,000 for the three months ended March 31, 1998 compared to the corresponding period in 1997. This decrease was primarily the result of redemptions during 1997 which reduced the Partnership's net assets, including its investments in U.S. Treasury bills.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $49,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the effect of 1997 redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $14,000 during the three months ended March 31, 1998 as compared to the corresponding period in 1997. This decrease was due to a decline in trading volume resulting from lower average net asset values caused by redemptions. In addition, the October 1997 replacement of Sjo, Inc. with Eagle Trading Systems, Inc. as a trading manager to the Partnership led to lower transaction fees as a result of the different trading strategies executed by the respective trading managers.

   All trading decisions are currently being made by Eagle Trading Systems, Inc. and Welton Investment Systems Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $11,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily for the same reasons commissions decreased as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the three months ended March 31, 1998 and 1997.

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer for the Registrant