Form 10-Q
period 1998-06-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1998-08-14
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           1998            1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $1,793,171      $1,811,247
U.S. Treasury bills, at amortized cost                                   4,652,127       5,035,022
Net unrealized (loss) gain on open commodity positions                    (141,445)        131,368
                                                                        ----------     ------------
Net equity                                                               6,303,853       6,977,637
Organizational costs, net                                                      151           1,341
                                                                        ----------     ------------
Total assets                                                            $6,304,004      $6,978,978
                                                                        ----------     ------------
                                                                        ----------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $  637,696      $  597,404
Accrued expenses                                                            90,345          73,381
Management fees payable                                                     10,282          11,503
Options, at market                                                          44,213           3,725
                                                                        ----------     ------------
Total liabilities                                                          782,536         686,013
                                                                        ----------     ------------

Commitments
Partners' capital
Limited partners (55,842.495 and 65,699.974 units outstanding)           5,466,162       6,230,001
General partner (565 and 664 units outstanding)                             55,306          62,964
                                                                        ----------     ------------
Total partners' capital                                                  5,521,468       6,292,965
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $6,304,004      $6,978,978
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general partnership unit ('Units')      $    97.89      $    94.83
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Six Months Ended           Three Months Ended
                                                           June 30,                    June 30,
                                                   ------------------------     ----------------------
                                                      1998          1997          1998          1997
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                     $  712,126     $(226,482)    $ 278,907     $(12,902)
Change in net unrealized gain/loss on open
  commodity positions                                (256,755)      134,752      (358,188)     311,146
Interest income                                       164,811       200,343        80,763      100,076
                                                   ----------     ---------     ---------     --------
                                                      620,182       108,613         1,482      398,320
                                                   ----------     ---------     ---------     --------

EXPENSES

Commissions                                           252,155       328,491       124,734      152,464
Other transaction fees                                  6,997        35,134         4,418       18,078
Management fees                                        63,502        81,547        30,903       38,419
General and administrative                             82,318        87,836        40,461       44,709
Amortization of organizational costs                    1,156         1,573           574          757
                                                   ----------     ---------     ---------     --------
                                                      406,128       534,581       201,090      254,427
                                                   ----------     ---------     ---------     --------
Net income (loss)                                  $  214,054     $(425,968)    $(199,608)    $143,893
                                                   ----------     ---------     ---------     --------
                                                   ----------     ---------     ---------     --------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                   $  211,913     $(421,705)    $(197,610)    $142,453
                                                   ----------     ---------     ---------     --------
                                                   ----------     ---------     ---------     --------
General partner                                    $    2,141     $  (4,263)    $  (1,998)    $  1,440
                                                   ----------     ---------     ---------     --------
                                                   ----------     ---------     ---------     --------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                     $     3.31     $   (4.77)    $   (3.17)    $   1.67
                                                   ----------     ---------     ---------     --------
                                                   ----------     ---------     ---------     --------
Weighted average number of limited and general
  partnership units outstanding                        64,643        89,324        62,922       86,113
                                                   ----------     ---------     ---------     --------
                                                   ----------     ---------     ---------     --------
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                LIMITED       GENERAL
                                                  UNITS         PARTNERS      PARTNER        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            66,363.974     $6,230,001     $ 62,964     $6,292,965
Net income                                              --        211,913        2,141        214,054
Redemptions                                     (9,956.479)      (975,752)      (9,799)      (985,551)
                                                ----------     ----------     --------     ----------
Partners' capital--June 30, 1998                56,407.495     $5,466,162     $ 55,306     $5,521,468
                                                ----------     ----------     --------     ----------
                                                ----------     ----------     --------     ----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services during the six and three months ended June 30, 1998 were:

                                                  Six Months Ended       Three Months Ended
                                                      June 30,                June 30,
                                                ---------------------   ---------------------
                                                  1998        1997        1998        1997
        -------------------------------------------------------------------------------------
             Commissions                        $ 252,155   $ 328,491   $ 124,734   $ 152,464
             General and administrative            44,868      44,837      21,956      20,828
                                                ---------   ---------   ---------   ---------
                                                $ 297,023   $ 373,328   $ 146,690   $ 173,292
                                                ---------   ---------   ---------   ---------
                                                ---------   ---------   ---------   ---------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 1998 and December 31, 1997 were $58,009 and $19,078, respectively.

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

   As of June 30, 1998, a non-U.S. affiliate of the General Partner owns 299.772 limited partnership units of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $4,418,268 and $5,383,588, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,109,886 and $1,615,755 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts were:

                                               1998               1997
                                           -------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                  $ 142,248,930      $  31,963,286
  Commitments to sell                          3,823,362          3,430,271
Currency Futures and Options Contracts:
  Commitments to purchase                      3,182,128          1,371,557
  Commitments to sell                          5,395,000          7,726,254
Currency Forward Contracts:
  Commitments to purchase                      3,588,887            173,921
  Commitments to sell                          6,135,231          8,190,630
Other Futures Contracts:
  Commitments to purchase                             --             48,400
  Commitments to sell                                 --          3,413,653

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

   At June 30, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts were:

                                                 1998                         1997
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 51,100      $    1,700     $  4,438      $       --
     Currencies                          76,049          16,692       77,423          20,787
     Other                                   --              --      107,158              --
  Foreign exchanges
     Financial                           51,289          32,977       33,537           2,970
     Other                                   --              --        6,400          48,400
Forward Contracts:
     Currencies                         102,891         371,405      170,173         195,604
Options Contracts:
  Domestic exchanges
     Financial                               --          39,988           --           3,725
     Currencies                              --           4,225           --              --
                                       --------     -----------     --------     -----------
                                       $281,329      $  466,987     $399,129      $  271,486
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the six and three months ended June 30, 1998 and 1997, respectively.

                                      For the six months ended                             For the three months ended
                              June 30, 1998              June 30, 1997              June 30, 1998              June 30, 1997
                         --------------------------------------------------------------------------------------------------------
                          Assets     Liabilities     Assets     Liabilities     Assets     Liabilities     Assets     Liabilities
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ 18,554     $    2,746    $ 17,527      $   742      $ 17,603     $    3,572    $ 25,109      $   258
    Currencies             99,323         10,422     113,722        7,733       125,029          9,840      40,661       11,193
    Other                  38,387          2,633          --          716        31,873          2,900          --           --
  Foreign exchanges
    Financial             150,899         18,175     183,302       47,151       129,688         22,464     184,456       31,457
    Other                  14,277          7,822          --           --         4,573             50          --           --
Forward Contracts:
    Currencies             82,893        214,759          --           --        73,925        282,716          --           --
Options Contracts:
  Domestic exchanges
    Financial                  --         13,386          --       23,876            --         21,441          --       32,887
    Currencies                 --          3,363       1,334       10,902            --          1,541       2,334       19,078
  Foreign exchanges
    Financial                  --             --       7,033        4,586            --             --      12,308        1,144
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         $404,333     $  273,306    $322,918      $95,706      $382,691     $  344,524    $264,868      $96,017
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------

   The following table presents trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1998 and 1997, respectively.

                                          For the six months ended           For the three months ended
                                                  June 30,                            June 30,
                                       -------------------------------     -------------------------------
                                           1998              1997              1998              1997
                                       -------------     -------------     -------------     -------------
Futures Contracts:
  Domestic exchanges
     Financial                           $(49,407)         $ 148,538         $(15,475)         $ 136,319
     Currencies                              8,853           (9,482)          (13,395)            36,679
     Other                                  61,707             1,783          (13,856)                --
  Foreign exchanges
     Financial                             697,380         (237,183)           198,791           203,397
     Other                                  80,734                --            42,063                --
Forward Contracts:
     Currencies                          (409,046)                --         (306,889)                --
Options Contracts:
  Domestic exchanges
     Financial                              63,249             3,847            35,230           (6,298)
     Currencies                              1,901            31,748           (5,750)            29,212
  Foreign exchanges
     Financial                                  --          (30,981)                --         (101,065)
                                       -------------     -------------     -------------     -------------
                                         $ 455,371         $(91,730)         $(79,281)         $ 298,244
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------

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

   At June 30, 1998, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners for the six and three months ended June 30, 1998 were $975,752 and $631,333, respectively. Redemptions by General Partner for the six and three months ended June 30, 1998 were $9,799 and $6,363, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through June 30, 1998 were $13,666,778 for limited partners and $138,242 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1998 was $97.89, an increase of 3.23% from the December 31, 1997 net asset value per Unit of $94.83.

   Trading for the month of April resulted in losses. The currency, index and financial sectors were unprofitable for the Partnership while positions in the grain and metal sectors provided slight gains. Currency sector positions were hurt considerably when the Federal Reserve failed to raise rates, causing the U.S. dollar to weaken against foreign currencies. Additionally, massive intervention by the Bank of Japan in the Japanese economy caused further U.S. dollar devaluation resulting in losses for the Partnership. Deutsche mark positions were unprofitable as rumors that the German government would raise tax rates drove the mark higher versus the U.S. dollar. Swiss franc positions lost value as well. In the index sector, the Partnership incurred losses, particularly in S&P 500 positions, as it traded within a narrow trading range throughout the month. In addition, Italian FIB 30 and Spanish MEF IBEX positions were also unprofitable. Positions in European bonds, particularly the German, Eurodollar, French notional and pibor bonds, were unprofitable as yields rose throughout the month and prices fell. Slightly mitigating the Partnership's losses were gains generated in corn and soybeans in the grain sector and aluminum positions in the metal sector.

   Trading for the month of May resulted in gains. The financial, currency, metal, index and grain sectors were profitable for the Partnership, while positions in the energy sector resulted in slight losses. Long positions held by the Partnership in the Japanese Government bond (JGB) resulted in profits. The JGB climbed to record highs during the month on investor fears that the current economic difficulties experienced in Japan may be long term in nature. Positions in the German bund and Australian ten-year bond were profitable as well. Short Japanese yen positions in the currency sector also gained as the yen reached seven-year lows in response to Japanese economic instability. As it became more apparent that the Bank of Canada was not going to raise interest rates, the Canadian dollar weakened, resulting in profits for the Partnership. The German deutsche mark added value as did crossrate positions in Japanese yen/British pound. In the metal sector, following a weak rally early in the month, the price of gold continued lower resulting in gains. Aluminum positions were also profitable. Moving in tandem with many other commodities in the energy sector, the price of natural gas declined throughout the month, contributing slight losses to the Partnership.

   Trading for June resulted in losses. The currency, grain and energy sectors were unprofitable, while positions in the index and metal sectors resulted in slight gains. In the currency sector, rising fears of a collapsing economy in Russia drove the deutsche mark lower. This was partially due to the significant number of outstanding German bank loans to Russian businesses. As is typical in a flight to quality situation, the British pound responded to the devaluation of the mark by turning stronger versus the U.S. dollar. Both of these market actions resulted in losses for the Partnership. Grain sector positions lost value as corn prices rose throughout the month on reports of poor weather conditions. Additionally, soybean positions were unprofitable for the Partnership. The Partnership generated small profits in the index sector, particularly in the S&P 500. The S&P began June trading wildly only to settle down and trend upwards as month-end approached. Profits were also generated in the Nasdaq and German DAX. Financial sector positions in German, U.S. and French bonds were also profitable.

   The Partnership earns interest on its investments in U.S. Treasury bills (approximately 75% of its net assets) and receives an interest credit from PSI on the remaining 25% of its net assets. Interest income decreased by approximately $36,000 and $19,000 for the six and three months ended June 30, 1998 compared to the corresponding periods in 1997. These decreases were primarily the result of redemptions during 1997 and 1998 which reduced the Partnership's net assets, including its investments in U.S. Treasury bills.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $76,000 and $28,000 for the six and three months ended June 30, 1998 compared to the corresponding periods in 1997 primarily due to the effect of 1997 and 1998 redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $28,000 and $14,000 for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997. This decrease was due to a decline in trading volume resulting from lower average net asset values caused by redemptions. In addition, the October 1997 replacement of Sjo, Inc. with Eagle Trading Systems, Inc. as a trading manager to the Partnership led to lower transaction fees as a result of the different trading strategies executed by the respective trading managers.

   All trading decisions are currently being made by Eagle Trading Systems, Inc. and Welton Investment Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased approximately $18,000 and $8,000 for the six and three months ended June 30, 1998 compared to the corresponding periods in 1997 primarily for the same reasons commissions decreased as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the six months ended June 30, 1998 and 1997.

   General and administrative expenses decreased by approximately $6,000 and $4,000 for the six and three months ended June 30, 1998 as compared to the same periods in 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant