Form 10-Q
period 1998-09-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1998-11-16
CIK 899174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 1,540,687       $1,811,247
U.S. Treasury bills, at amortized cost                                   4,525,723        5,035,022
Net unrealized gain on open commodity positions                            383,605          131,368
                                                                      -------------     ------------
Net equity                                                               6,450,015        6,977,637
Organizational costs, net                                                       --            1,341
                                                                      -------------     ------------
Total assets                                                           $ 6,450,015       $6,978,978
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   181,788       $  597,404
Accrued expenses                                                            83,214           73,381
Incentive fees payable                                                      76,578               --
Management fees payable                                                     10,594           11,503
Options, at market                                                          10,444            3,725
                                                                      -------------     ------------
Total liabilities                                                          362,618          686,013
                                                                      -------------     ------------

Commitments
Partners' capital
Limited partners (54,222.831 and 65,699.974 units outstanding)           6,026,380        6,230,001
General partner (549 and 664 units outstanding)                             61,017           62,964
                                                                      -------------     ------------
Total partners' capital                                                  6,087,397        6,292,965
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 6,450,015       $6,978,978
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    111.14       $    94.83
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine Months Ended              Three Months Ended
                                                     September 30,                  September 30,
                                              ----------------------------     ------------------------
                                                  1998             1997           1998          1997
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                                 $ 1,135,437      $  751,706     $  423,311     $ 978,188
Change in net unrealized gain/loss on open
  commodity positions                              255,612         (87,118)       512,367      (221,870)
Interest income                                    239,588         357,851         74,777       157,508
                                              -------------     ----------     ----------     ---------
                                                 1,630,637       1,022,439      1,010,455       913,826
                                              -------------     ----------     ----------     ---------

EXPENSES

Commissions                                        364,428         483,371        112,273       154,880
Other transaction fees                               9,728          46,920          2,731        11,786
Management fees                                     93,041         121,462         29,539        39,915
Incentive fees                                      76,578          19,952         76,578        19,952
General and administrative                         123,935         115,711         41,617        27,875
Amortization of organizational costs                 1,156           2,275             --           702
                                              -------------     ----------     ----------     ---------
                                                   668,866         789,691        262,738       255,110
                                              -------------     ----------     ----------     ---------
Net income                                     $   961,771      $  232,748     $  747,717     $ 658,716
                                              -------------     ----------     ----------     ---------
                                              -------------     ----------     ----------     ---------
ALLOCATION OF NET INCOME
Limited partners                               $   952,141      $  230,379     $  740,228     $ 652,084
                                              -------------     ----------     ----------     ---------
                                              -------------     ----------     ----------     ---------
General partner                                $     9,630      $    2,369     $    7,489     $   6,632
                                              -------------     ----------     ----------     ---------
                                              -------------     ----------     ----------     ---------
NET INCOME PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income per weighted average limited
  and general partnership unit                 $     15.54      $     2.70     $    13.26     $    8.23
                                              -------------     ----------     ----------     ---------
                                              -------------     ----------     ----------     ---------
Weighted average number of limited and
  general partnership units outstanding             61,898          86,234         56,407        80,055
                                              -------------     ----------     ----------     ---------
                                              -------------     ----------     ----------     ---------
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

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                  UNITS         PARTNERS       PARTNER         TOTAL
-------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            66,363.974     $ 6,230,001     $ 62,964     $ 6,292,965
Net income                                                         952,141        9,630         961,771
Redemptions                                    (11,592.143)     (1,155,762)     (11,577)     (1,167,339)
                                               -----------     -----------     --------     -----------
Partners' capital--September 30, 1998           54,771.831     $ 6,026,380     $ 61,017     $ 6,087,397
                                               -----------     -----------     --------     -----------
                                               -----------     -----------     --------     -----------
-------------------------------------------------------------------------------------------------------
                    The accompanying notes are an integral part of this statement.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services during the nine and three months ended September 30, 1998 were:

                                                  Nine Months Ended      Three Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  1998        1997        1998        1997
        -------------------------------------------------------------------------------------
             Commissions                        $ 364,428   $ 483,371   $ 112,273   $ 154,880
             General and administrative            68,318      63,311      23,450      18,474
                                                ---------   ---------   ---------   ---------
                                                $ 432,746   $ 546,682   $ 135,723   $ 173,354
                                                ---------   ---------   ---------   ---------
                                                ---------   ---------   ---------   ---------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of September 30, 1998 and December 31, 1997 were $39,143 and $19,078, respectively.

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

   As of September 30, 1998, a non-U.S. affiliate of the General Partner owns
142.021 limited partnership units of the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $3,974,772 and $5,383,588, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,574,533 and $1,615,755 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts were:

                                               1998               1997
                                           -------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                   $60,425,628        $31,963,286
  Commitments to sell                             7,484          3,430,271
Currency Futures and Options Contracts:
  Commitments to purchase                     4,221,531          1,371,557
  Commitments to sell                         1,108,837          7,726,254
Currency Forward Contracts:
  Commitments to purchase                       227,429            173,921
  Commitments to sell                           117,695          8,190,630
Other Futures Contracts:
  Commitments to purchase                       141,195             48,400
  Commitments to sell                         1,681,095          3,413,653

                                       6

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

   At September 30, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts were:

                                                 1998                         1997
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $112,306      $       --     $  4,438      $       --
     Currencies                          50,090          13,808       77,423          20,787
     Other                               12,313          29,960      107,158              --
  Foreign exchanges
     Financial                          503,890             297       33,537           2,970
     Other                                   --         141,195        6,400          48,400
Forward Contracts:
     Currencies                         117,695         227,429      170,173         195,604
Options Contracts:
  Domestic exchanges
     Financial                               --           7,688           --           3,725
     Currencies                              --           2,500           --              --
  Foreign exchanges
     Financial                               --             256           --              --
                                       --------     -----------     --------     -----------
                                       $796,294      $  423,133     $399,129      $  271,486
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                                     For the nine months ended                             For the three months ended
                           September 30, 1998         September 30, 1997         September 30, 1998         September 30, 1997
                         --------------------------------------------------    --------------------------------------------------
                          Assets     Liabilities     Assets     Liabilities     Assets     Liabilities     Assets     Liabilities
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ 39,210     $    1,960    $ 20,679      $   519      $ 78,330     $      519    $ 23,039      $   258
    Currencies             99,011         10,897     106,905        6,607        92,726         13,177      83,412        4,812
    Other                  43,308          4,860          --          501        41,092          7,540          --           --
  Foreign exchanges
    Financial             193,832         14,332     206,018       39,768       233,329         12,268     266,959       26,708
    Other                   9,994         36,905          --           --            --         78,573          --           --
Forward Contracts:
    Currencies            126,588        209,501          --           --       197,129        240,777          --           --
Options Contracts:
  Domestic exchanges
    Financial                  --         18,300          --       27,463            --         32,322          --       33,931
    Currencies                 --          3,129       2,880        8,221            --          2,994       7,200        4,650
  Foreign exchanges
    Financial                  --             26       4,923        3,251            --             64         708          102
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         $511,943     $  299,910    $341,405      $86,330      $642,606     $  388,234    $381,318      $70,461
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------
                         --------    -----------    --------    -----------    --------    -----------    --------    -----------

   The following table presents trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                             For the nine months ended         For the three months ended
                                   September 30,                     September 30,
                             --------------------------     --------------------------------
                                1998           1997               1998              1997
                             ----------     -----------     ----------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial               $  181,469      $  172,881        $  230,876         $   24,343
     Currencies                  63,908          47,295            55,055             56,777
     Other                       90,766           1,783            29,059                 --
  Foreign exchanges
     Financial                1,446,352         382,268           748,972            619,451
     Other                      (60,861)             --          (141,595)                --
Forward Contracts:
     Currencies                (347,540)             --            61,506                 --
Options Contracts:
  Domestic exchanges
     Financial                   31,475          61,943           (31,774)            58,096
     Currencies                 (14,849)         30,544           (16,750)            (1,204)
  Foreign exchanges
     Financial                      329         (32,126)              329             (1,145)
                             ----------     -----------     ----------------     -----------
                             $1,391,049      $  664,588        $  935,678         $  756,318
                             ----------     -----------     ----------------     -----------
                             ----------     -----------     ----------------     -----------

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

   At September 30, 1998, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 72% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners for the nine and three months ended September 30, 1998 were $1,155,762 and $180,010, respectively. Redemptions by General Partner for the nine and three months ended September 30, 1998 were $11,577 and $1,778, respectively. Redemptions recorded for the period from August 2, 1993 (commencement of operations) through September 30, 1998 were $13,846,788 for limited partners and $140,020 for the General Partner. Future redemptions will impact the amount of funds available for investments in commodity contracts in subsequent periods.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Partnership.

   The Partnership has engaged third parties to perform primarily all of the services it needs. Accordingly, the Partnership's Year 2000 problems, if any, are not its own but those that center around the ability of the General Partner, Prudential Securities Incorporated, its trading managers and any other third party with whom the Partnership has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Partnership has received assurances from its General Partner and from Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Partnership's trading managers, have not made similar representations to the Partnership, the Partnership has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Partnership, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Partnership at this time, but could have a material adverse impact on the operations of the Partnership. The General Partner will promptly notify the Partnership's limited partners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Partnership's operations.

   The Partnership has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Partnership to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Partnership, the Partnership believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Partnership's operations.

Results of Operations

   The net asset value per Unit as of September 30, 1998 was $111.14, an increase of 17.20% from the December 31, 1997 net asset value per Unit of $94.83. Additionally, the net asset value per Unit increased 13.54% during the quarter ended September 30, 1998.

   Trading in the third quarter resulted in gains. The financial, currency, energy and grain sectors were profitable, while positions in the metal and index sectors resulted in losses. Economic instability in the Far East and Russia held much of the world's attention. Rising concerns regarding the soundness of Japanese banks and the devaluation of the Russian ruble brought investor fears that these issues would affect the world economy negatively. This caused a flight out of the global stock markets and into the safe haven of global government bonds. This 'flight-to-quality' drove bond prices higher around the globe. The Partnership's long positions in U.S., German and Japanese bonds were profitable. In the currency sector, the Canadian dollar continued its long-time decline versus the U.S. dollar resulting in profits for the Partnership's short positions. Additionally, gains were made in Norwegian krona positions. The Partnership incurred losses during the quarter, particularly in the metal sector. Positions in base metals were unprofitable as the price of aluminum and copper failed to find significant direction. Precious metal exposure also led to losses as gold prices reacted to fluctuating fears regarding the world's stock markets.

   The Partnership earns interest on its investments in U.S. Treasury bills (approximately 75% of its net assets) and receives an interest credit from PSI on the remaining 25% of its net assets. Interest income decreased by approximately $118,000 and $83,000 for the nine and three months ended September 30, 1998 compared to the corresponding periods in 1997. Approximately $54,000 of the decline in interest income relates to an interest income adjustment recorded during the three months ended September 30, 1997. Additionally, decreases in interest income also resulted from a decline in interest rates during 1998 and from redemptions during 1997 and 1998 which reduced the Partnership's net assets, including its investments in U.S. Treasury bills.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $119,000 and $43,000 for the nine and three months ended September 30, 1998 compared to the corresponding periods in 1997 primarily due to the effect of 1997 and 1998 redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $37,000 and $9,000 for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997. These decreases were due to a decline in trading volume resulting from lower average net asset values caused by redemptions. In addition, the October 1997 replacement of Sjo, Inc. with Eagle Trading Systems, Inc. as a trading manager to the Partnership led to lower transaction fees as a result of the different trading strategies executed by the respective trading managers.

   All trading decisions are currently being made by Eagle Trading Systems, Inc. and Welton Investment Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased approximately $28,000 and $10,000 for the nine and three months ended September 30, 1998 compared to the corresponding periods in 1997 primarily for the same reasons commissions decreased as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each Trading Manager. Eagle Trading Systems, Inc. generated sufficient trading profits to earn approximately $77,000 in incentive fees during the three months ended September 30, 1998. Welton Investment Corporation generated sufficient trading profits to earn approximately $20,000 in incentive fees during the three months ended September 30, 1997.

   General and administrative expenses increased by approximately $8,000 and $14,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant