Form 10-K
period 1998-12-31
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1999-05-03
CIK 899174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:
                                   None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                         Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                 (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated March 19, 1993, included as part of Registration Statement on Form S-1 (File No. 33-59828) filed with the Securities and Exchange Commission March 19, 1993 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of May 6, 1993, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Annual Report to Limited Partners for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................    3
Item  2    Properties.......................................................................    3
Item  3    Legal Proceedings................................................................    3
Item  4    Submission of Matters to a Vote of Limited Partners..............................    4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............    4
Item  6    Selected Financial Data..........................................................    4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................    4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................    4
Item  8    Financial Statements and Supplementary Data......................................    4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................    4

PART III
Item 10    Directors and Executive Officers of the Registrant...............................    4
Item 11    Executive Compensation...........................................................    6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................    6
Item 13    Certain Relationships and Related Transactions...................................    6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    7
           Financial Statements and Financial Statement Schedules...........................    7
           Exhibits.........................................................................    7
           Reports on Form 8-K..............................................................    8
SIGNATURES..................................................................................    9

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

   Since October 1, 1997, trading decisions for the Registrant are made by Eagle Trading Systems, Inc. ('Eagle') and Welton Investment Corporation, independent commodity trading managers. Eagle replaced Sjo, Inc. ('Sjo') as a trading manager effective October 1, 1997. Eagle receives management fees at the same rate as did Sjo (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eagle earns a quarterly incentive fee equal to 23% of New High Net Trading Profits (as defined in the Advisory Agreement among the Registrant, the General Partner and Eagle) as compared to a monthly incentive fee of 15% paid to Sjo. The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner

   The general partner of the Registrant is Prudential Securities Futures Management Inc. (the 'General Partner') which is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which in turn is a wholly owned subsidiary of Prudential Securities Group Inc. ('PSGI'). PSI was the principal underwriter of the limited partnership units and is the commodity broker of the Registrant. The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. However, the Partnership Agreement provides that a partner may redeem Units as of the last business day of any full calendar quarter at the then current net asset value per Unit. Consequently, holders of Units may not be able to liquidate their investment in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of April 27, 1999, there were 419 holders of record owning 49,744.806 Units which include 499 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

                                                                   Year ended December 31,
                                             --------------------------------------------------------------------
                                                1998          1997          1996          1995           1994
                                             ----------    ----------    ----------    -----------    -----------
Total revenue (including interest)........   $1,585,452    $  805,913    $1,652,534    $ 5,188,212    $   113,883
                                             ----------    ----------    ----------    -----------    -----------
                                             ----------    ----------    ----------    -----------    -----------
Net income (loss).........................   $  749,207    $ (201,966)   $  399,782    $ 3,349,952    $(2,055,849)
                                             ----------    ----------    ----------    -----------    -----------
                                             ----------    ----------    ----------    -----------    -----------
Net income (loss) per weighted average
  Unit....................................   $    12.46    $    (2.44)   $     3.40    $     20.98    $    (10.38)
                                             ----------    ----------    ----------    -----------    -----------
                                             ----------    ----------    ----------    -----------    -----------
Total assets..............................   $5,956,724    $6,978,978    $9,754,335    $13,023,589    $13,757,176
                                             ----------    ----------    ----------    -----------    -----------
                                             ----------    ----------    ----------    -----------    -----------
Net asset value per Unit..................   $   107.26    $    94.83    $    97.07    $     89.97    $     69.47
                                             ----------    ----------    ----------    -----------    -----------
                                             ----------    ----------    ----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than 10% of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis (except Tamara B. Wright, who did not file Form 3 in a timely manner upon becoming a director, but has subsequently filed and is now current in all filings). In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

     Name                       Position
Joseph A. Filicetti             President and Director
Eleanor L. Thomas               Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President, Chief Accounting Officer and
                                  Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

JOSEPH A. FILICETTI, age 36, is the President and a Director of Prudential Securities Futures Management Inc. He had been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Prudential Securities Futures Management Inc. and became an Executive Vice President and Director of Seaport Futures Management, Inc. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from 1996 through October 1998, and was with Merrill Lynch as a market maker trading bonds from 1992 to 1996.

ELEANOR L. THOMAS, age 44, is an Executive Vice President and Director of Prudential Securities Futures Management Inc. She had been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since April 1993 and a First Vice President from October 1998 to March 1999. In April 1999, Ms. Thomas was named President and Director of Seaport Futures Management, Inc. She is primarily responsible for origination, asset allocation, and due dilligence for the managed futures group within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Anderson & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

BARBARA J. BROOKS, age 50, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 35, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 60, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the head of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 52, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 40, is a Director and a Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and a Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   During the fourth quarter of 1998, Steven Carlino replaced Barbara J. Brooks as Treasurer of Prudential Securities Futures Management Inc. Additionally, during December 1998, Tamara B. Wright was elected as a Senior Vice President and Director of Prudential Securities Futures Management Inc. On March 26, 1999, Thomas M. Lane, Jr. resigned as President and Director of Prudential Securities Futures Management Inc. During April 1999, Joseph A. Filicetti was named President and Director and Eleanor L. Thomas became an Executive Vice President and Director of Prudential Securities Futures Management Inc.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also Item 13, 'Certain Relationships and Related Transactions,' for information regarding compensation to the General Partner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of April 27, 1999, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of April 27, 1999, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of April 27, 1999, the following limited partner beneficially owns at least five percent of the outstanding limited partnership units of the
Registrant:

        Title                 Name and Address of            Amount and Nature of      Percent of
      of Class                  Beneficial Owner             Beneficial Ownership        Class
---------------------    ------------------------------    ------------------------    ----------
Units of limited         Thomas H. Baize and               2,550 units of limited           5%
partnership interest     Barbara S. Baize Living Trust     partnership interest
                         3219 West Autumn Circle
                         Sugarland, TX 77479-2627

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements of the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                             Page in
                                                                                          Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1. Financial Statements and Report of Independent Accountants (incorporated by reference to the Registrant's 1998 Annual Report which is filed as an exhibit hereto)

          Report of Independent Accountants                                                     2

          Financial Statements:

          Statements of Financial Condition--December 31, 1998 and 1997                         3

          Statements of Operations--Three years ended December 31, 1998                         4

          Statements of Changes in Partners' Capital--Three years ended December 31,
          1998                                                                                  4

          Notes to Financial Statements                                                         5

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

                                       7

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

           10.8-- Advisory Agreement, dated April 5, 1994, among the Registrant,
                 Prudential Securities Futures Management Inc. and Welton Investment
                 Corporation (formerly known as Welton Investment Systems Corporation)
                 (incorporated by reference to Exhibit 10.8 of the Registrant's
                 Quarterly Report on Form 10-Q for the period ended March 31, 1994)

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

           13.1-- Registrant's 1998 Annual Report (With the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1998 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential Securities Aggressive Growth Fund L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware Corporation, General Partner

     By: /s/ Steven Carlino                           Date: May 3, 1999
     --------------------------------------------
     Steven Carlino
     Vice President, Chief Accounting Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware Corporation, General Partner

    By: /s/ Joseph A. Filicetti                         Date: May 3, 1999
    ----------------------------------------------
    Joseph A. Filicetti
    President and Director

     By: /s/ Eleanor L. Thomas                          Date: May 3, 1999
     ---------------------------------------------
     Eleanor L. Thomas
     Executive Vice President and Director

     By: /s/ Barbara J. Brooks                          Date: May 3, 1999
     ---------------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

     By: /s/ Steven Carlino                             Date: May 3, 1999
     ---------------------------------------------
     Steven Carlino
     Vice President and Treasurer

     By:                                                Date:
     ---------------------------------------------
     A. Laurence Norton, Jr.
     Director

     By: /s/ Guy S. Scarpaci                            Date: May 3, 1999
     ---------------------------------------------
     Guy S. Scarpaci
     Director

     By:                                                Date:
     ---------------------------------------------
     Tamara B. Wright
     Senior Vice President and Director