Form 10-Q
period 1999-03-31
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1999-05-14
CIK 899174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 1,173,938       $1,440,981
U.S. Treasury bills, at amortized cost                                   4,031,620        4,312,089
Net unrealized gain on open commodity positions                            243,835          203,654
                                                                      -------------     ------------
Total assets                                                           $ 5,449,393       $5,956,724
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   247,991       $  280,222
Accrued expenses                                                            77,635           69,230
Management fees payable                                                      8,942            9,806
Options, at market                                                           5,700            2,856
                                                                      -------------     ------------
Total liabilities                                                          340,268          362,114
                                                                      -------------     ------------

Commitments
Partners' capital
Limited partners (49,245.806 and 51,636.285 units outstanding)           5,057,874        5,538,514
General partner (499 and 523 units outstanding)                             51,251           56,096
                                                                      -------------     ------------
Total partners' capital                                                  5,109,125        5,594,610
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 5,449,393       $5,956,724
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    102.71       $   107.26
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       2

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            ----------------------
                                                                              1999          1998
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                          $(159,656)    $433,219
Change in net unrealized gain on open commodity positions                      37,613      101,433
Interest income                                                                61,713       84,048
                                                                            ---------     --------
                                                                              (60,330)     618,700
                                                                            ---------     --------
EXPENSES
Commissions                                                                   110,511      127,421
Other transaction fees                                                          1,665        2,579
Management fees                                                                27,276       32,599
General and administrative                                                     37,712       41,857
Amortization of organizational costs                                               --          582
                                                                            ---------     --------
                                                                              177,164      205,038
                                                                            ---------     --------
Net income (loss)                                                           $(237,494)    $413,662
                                                                            ---------     --------
                                                                            ---------     --------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                            $(235,114)    $409,523
                                                                            ---------     --------
                                                                            ---------     --------
General partner                                                             $  (2,380)    $  4,139
                                                                            ---------     --------
                                                                            ---------     --------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general
  partnership unit                                                          $   (4.55)    $   6.23
                                                                            ---------     --------
                                                                            ---------     --------
Weighted average number of limited and general partnership
  units outstanding                                                            52,159       66,364
                                                                            ---------     --------
                                                                            ---------     --------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                   UNITS         PARTNERS      PARTNER       TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             52,159.285     $5,538,514     $56,096     $5,594,610
Net income                                               --       (235,114)    (2,380 )      (237,494)
Redemptions                                      (2,414.479)      (245,526)    (2,465 )      (247,991)
                                                 ----------     ----------     -------     ----------
Partners' capital--March 31, 1999                49,744.806     $5,057,874     $51,251     $5,109,125
                                                 ----------     ----------     -------     ----------
                                                 ----------     ----------     -------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

B. Related Parties

   The general partner of the Partnership is Prudential Securities Futures Management Inc. (the 'General Partner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services for the three months ended March 31, 1999 and 1998 were:

                                                                 1999         1998
               ----------------------------------------------------------------------
                    Commissions                                $ 110,511    $ 127,421
                    General and administrative                    18,682       22,912
                                                               ---------    ---------
                                                               $ 129,193    $ 150,333
                                                               ---------    ---------
                                                               ---------    ---------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1999 and December 31, 1998 were $33,228 and $16,583, respectively.

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

   In addition to interest earned on approximately 75% of Partnership assets invested in U.S. Treasury bills, PSI credits the Partnership monthly with 100% of the interest it earns on the average remaining equity balances in the Partnership's accounts (approximately 25% of Partnership assets).

   As of March 31, 1999, a non-U.S. affiliate of the General Partner owns
207.751 limited partnership units of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1999 such segregated assets totalled $3,607,183. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $1,712,266 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts were:

                                                1999               1998
                                           --------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                   $ 27,603,784        $24,959,772
  Commitments to sell                            966,313         13,403,515
Currency Futures and Options Contracts:
  Commitments to purchase                        393,547            913,406
  Commitments to sell                          4,988,804            413,435
Currency Forward Contracts:
  Commitments to purchase                         40,539            112,012
  Commitments to sell                          7,015,960                 --
Other Futures Contracts:
  Commitments to purchase                         22,247                 --
  Commitments to sell                            997,542          2,069,906

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

   At March 31, 1999 and December 31, 1998, the fair value of open futures, forward and options contracts was:

                                                1999                         1998
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $    312       $    --       $ 43,125      $       --
     Currencies                         97,586         4,476         13,010          14,225
     Other                              19,830            --         21,750           6,870
  Foreign exchanges
     Financial                          25,630         2,441        241,300           1,536
     Other                               5,397        22,247         19,112              --
Forward Contracts:
     Currencies                        164,783        40,539             --         112,012
Options Contracts:
  Domestic exchanges
     Financial                              --         2,250          --                656
     Currencies                          --            3,450          --              2,200
                                      --------     -----------     --------     -----------
                                      $313,538       $75,403       $338,297      $  137,499
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                1999                         1998
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $ 34,734      $    1,650     $ 18,741      $    3,584
     Currencies                         51,856          25,029       74,359           8,489
     Other                              30,239           5,564       44,334           1,709
  Foreign exchanges
     Financial                         138,970          18,472      174,352          13,909
     Other                              25,801           5,562       22,274          13,639
Forward Contracts:
     Currencies                         75,853          75,348       81,123         119,947
Options Contracts:
  Domestic exchanges
     Financial                              --           1,627           --           1,984
     Currencies                             --           2,256        --              4,531
                                      --------     -----------     --------     -----------
                                      $357,453      $  135,508     $415,183      $  167,792
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                         1999          1998
                                                       ---------     ---------
               Futures Contracts:
                 Domestic exchanges
                    Financial                          $ (78,620)    $ (33,932)
                    Currencies                            86,700        22,248
                    Other                                (14,515)       75,563
                 Foreign exchanges
                    Financial                           (263,420)      498,589
                    Other                                 14,496        38,671
               Forward Contracts:
                    Currencies                           115,287      (102,157)
               Options Contracts:
                 Domestic exchanges
                    Financial                             15,579        28,019
                    Currencies                             2,450         7,651
                                                       ---------     ---------
                                                       $(122,043)    $ 534,652
                                                       ---------     ---------
                                                       ---------     ---------

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

   At March 31, 1999, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions recorded for the three months ended March 31, 1999 were $245,526 for the limited partners and $2,465 for the General Partner, and from commencement of operations, August 2, 1993 through March 31, 1999, totalled $14,369,746 for limited partners and $145,276 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1999 was $102.71, a decrease of 4.24% from the December 31, 1998 net asset value per Unit of $107.26.

   First quarter trading resulted in net losses for the Partnership. Gains were experienced in the currency and grain sectors. Losses were incurred in the financial, index, energy and metal sectors. The U.S. dollar benefited from the considerable slow down in European growth and market sentiment that the European Central Bank will have to smooth the transition to the Euro by cutting rates. Profits in U.S. dollar crossrate positions against various European currencies were partially offset by losses in long U.S. dollar/short British pound crossrate positions, which were liquidated at a loss. The Partnership benefited further from its long U.S. dollar/short Singapore dollar position. The Japanese government bond and British bond positions incurred losses for the financial sector. In the metal sector, markets rallied until events in Kosovo led to NATO military attacks, resulting in losses for the Partnership.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills (approximately 75% of its net asset value) and on the remaining 25% of its net asset value which receives an interest credit from PSI. Interest income varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $22,000 for the three months ended March 31, 1999 compared to the corresponding period in 1998. The decline in interest income was the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills due to redemptions.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $17,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to the effect of 1998 redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $1,000 during the three months ended March 31, 1999 as compared to the corresponding period in 1998. This decline was due to a decrease in trading volume resulting from lower average net assets caused by redemptions.

   All trading decisions are currently being made by Eagle Trading Systems, Inc. and Welton Investment Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $5,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 primarily for the same reason commissions decreased as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the three months ended March 31, 1999 and 1998.

   General and administrative expenses decreased by approximately $4,000 for the three months ended March 31, 1999 as compared to the same period in 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph
                           A. Filicetti have been elected by the Board of Directors of the General Partner as directors. In addition, Mr. Filicetti has also been elected by the Board of Directors as President of the General Partner replacing Thomas M. Lane. Mr. Filicetti joined PSI in September 1998 and is the Director of Sales and Marketing for Managed Futures. Ms. Thomas was elected by the Board of Directors of the General Partner as Executive Vice President. Ms. Thomas joined PSI in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures.

Item 6. (a) Exhibits--

             3.1-- Agreement of Limited Partnership of the Registrant, dated as of March 19, 1993 as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-59828 dated May 7, 1993)

            27.1-- Financial Data Schedule (filed herewith)

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer