Form 10-Q
period 1999-06-30
PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND LP
filed 1999-08-13
CIK 899174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 1,078,681       $1,440,981
U.S. Treasury bills, at amortized cost                                   3,796,835        4,312,089
Net unrealized gain on open commodity positions                            220,745          203,654
                                                                      -------------     ------------
Total assets                                                           $ 5,096,261       $5,956,724
                                                                      -------------     ------------
                                                                      -------------     ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   770,128       $  280,222
Accrued expenses                                                            82,661           69,230
Management fees payable                                                      8,349            9,806
Options, at market                                                           3,463            2,856
                                                                      -------------     ------------
Total liabilities                                                          864,601          362,114
                                                                      -------------     ------------

Commitments
Partners' capital
Limited partners (41,662.651 and 51,636.285 units outstanding)           4,189,128        5,538,514
General partner (423 and 523 units outstanding)                             42,532           56,096
                                                                      -------------     ------------
Total partners' capital                                                  4,231,660        5,594,610
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 5,096,261       $5,956,724
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    100.55       $   107.26
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six Months Ended           Three Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                     1999          1998          1999          1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                     $(135,123)    $ 712,126     $  24,533     $ 278,907
Change in net unrealized gain on open commodity
  positions                                           17,788      (256,755)      (19,825)     (358,188)
Interest income                                      118,433       164,811        56,720        80,763
                                                   ---------     ---------     ---------     ---------
                                                       1,098       620,182        61,428         1,482
                                                   ---------     ---------     ---------     ---------
EXPENSES
Commissions                                          212,700       252,155       102,189       124,734
Other transaction fees                                 4,210         6,997         2,545         4,418
Management fees                                       52,685        63,502        25,409        30,903
General and administrative                            76,334        82,318        38,622        40,461
Amortization of organizational costs                      --         1,156            --           574
                                                   ---------     ---------     ---------     ---------
                                                     345,929       406,128       168,765       201,090
                                                   ---------     ---------     ---------     ---------
Net income (loss)                                  $(344,831)    $ 214,054     $(107,337)    $(199,608)
                                                   ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                   $(341,374)    $ 211,913     $(106,260)    $(197,610)
                                                   ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------
General partner                                    $  (3,457)    $   2,141     $  (1,077)    $  (1,998)
                                                   ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                     $   (6.77)    $    3.31     $   (2.16)    $   (3.17)
                                                   ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------
Weighted average number of limited and general
  partnership units outstanding                       50,952        64,643        49,745        62,922
                                                   ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                  UNITS         PARTNERS       PARTNER        TOTAL
------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998            52,159.285     $ 5,538,514     $56,096     $ 5,594,610
Net loss                                                --        (341,374)    (3,457 )       (344,831)
Redemptions                                    (10,073.634)     (1,008,012)    (10,107)     (1,018,119)
                                               -----------     -----------     -------     -----------
Partners' capital--June 30, 1999                42,085.651     $ 4,189,128     $42,532     $ 4,231,660
                                               -----------     -----------     -------     -----------
                                               -----------     -----------     -------     -----------
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

               PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities Aggressive Growth Fund L.P. (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

B. Related Parties

   The general partner of the Partnership is Prudential Securities Futures Management Inc. (the 'General Partner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The costs incurred for these services for the six and three months ended June 30, 1999 and 1998 were:

                                                    Six Months Ended         Three Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                   1999         1998         1999         1998
-------------------------------------------------------------------------------------------------
Commissions                                      $ 212,700    $ 252,155    $ 102,189    $ 124,734
General and administrative                          38,465       44,868       19,783       21,956
                                                 ---------    ---------    ---------    ---------
                                                 $ 251,165    $ 297,023    $ 121,972    $ 146,690
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 1999 and December 31, 1998 were $49,776 and $16,583, respectively.

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

   As of June 30, 1999, a non-U.S. affiliate of the General Partner owns 207.751 limited partnership units of the Partnership.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to each Advisory Agreement among the Partnership, the General Partner and each trading manager, the General Partner has the right, among other rights, to terminate a trading manager if the net asset value allocated to the trading manager declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. The decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1999 such segregated assets totalled $3,642,226. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $1,486,571 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts were:

                                                1999               1998
                                           --------------    -----------------
Financial Futures and Options Contracts:
  Commitments to purchase                   $ 30,672,283        $24,959,772
  Commitments to sell                         74,378,423         13,403,515
Currency Futures and Options Contracts:
  Commitments to purchase                      2,637,654            913,406
  Commitments to sell                          4,942,634            413,435
Currency Forward Contracts:
  Commitments to purchase                      4,198,905            112,012
  Commitments to sell                          4,655,850                 --
Other Futures Contracts:
  Commitments to purchase                      1,568,141                 --
  Commitments to sell                            795,228          2,069,906

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

   At June 30, 1999 and December 31, 1998, the fair value of open futures, forward and options contracts was:

                                                1999                         1998
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $ 85,117      $    5,775     $ 43,125      $       --
     Currencies                         61,717           5,735       13,010          14,225
     Other                              45,638           2,000       21,750           6,870
  Foreign exchanges
     Financial                         169,542          34,518      241,300           1,536
     Other                              11,296          68,538       19,112              --
Forward Contracts:
     Currencies                        125,529         161,528           --         112,012
Options Contracts:
  Domestic exchanges
     Financial                              --             788           --             656
     Currencies                             --           2,675           --           2,200
                                      --------     -----------     --------     -----------
                                      $498,839      $  281,557     $338,297      $  137,499
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

   The following tables present the average fair value of futures, forward and options contracts during the six and three months ended June 30, 1999 and 1998, respectively:

                                                    For the six months ended
                                      -----------------------------------------------------
                                           June 30, 1999                June 30, 1998
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $ 36,466      $    5,159     $ 18,554      $    2,746
     Currencies                        114,820          17,116       99,323          10,422
     Other                              28,295           3,651       38,387           2,633
  Foreign exchanges
     Financial                         127,979          21,293      150,899          18,175
     Other                              19,296          28,140       14,277           7,822
Forward Contracts:
     Currencies                        117,051          82,951       82,893         214,759
Options Contracts:
  Domestic exchanges
     Financial                           2,850           3,500           --          13,386
     Currencies                             --           2,623           --           3,363
  Foreign exchanges
     Financial                              --             436           --              --
                                      --------     -----------     --------     -----------
                                      $446,757      $  164,869     $404,333      $  273,306
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

                                                   For the three months ended
                                      -----------------------------------------------------
                                           June 30, 1999                June 30, 1998
                                      ------------------------     ------------------------
                                       Assets      Liabilities      Assets      Liabilities
                                      --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $ 29,160      $    7,378     $ 17,603      $    3,572
     Currencies                        173,475           6,043      125,029           9,840
     Other                              24,235             825       31,873           2,900
  Foreign exchanges
     Financial                          91,401          19,401      129,688          22,464
     Other                               9,316          49,244        4,573              50
Forward Contracts:
     Currencies                        170,183          79,951       73,925         282,716
Options Contracts:
  Domestic exchanges
     Financial                           4,988           5,060           --          21,441
     Currencies                             --           3,197           --           1,541
  Foreign exchanges
     Financial                              --             764           --              --
                                      --------     -----------     --------     -----------
                                      $502,758      $  171,863     $382,691      $  344,524
                                      --------     -----------     --------     -----------
                                      --------     -----------     --------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1999 and 1998, respectively.

                                            Six Months Ended           Three Months Ended
                                                June 30,                    June 30,
                                         -----------------------     -----------------------
                                           1999          1998          1999          1998
                                         ---------     ---------     ---------     ---------
Futures Contracts:
  Domestic exchanges
     Financial                           $ (88,447)    $ (49,407)    $  (9,827)    $ (15,475)
     Currencies                            216,838         8,853       130,138       (13,395)
     Other                                 (13,970)       61,707           545       (13,856)
  Foreign exchanges
     Financial                            (235,850)      697,380        27,570       198,791
     Other                                 (80,345)       80,734       (94,841)       42,063
Forward Contracts:
     Currencies                             48,491      (409,046)      (66,796)     (306,889)
Options Contracts:
  Domestic exchanges
     Financial                              26,198        63,249        10,619        35,230
     Currencies                              7,788         1,901         5,338        (5,750)
  Foreign exchanges
     Financial                               1,962            --         1,962            --
                                         ---------     ---------     ---------     ---------
                                         $(117,335)    $ 455,371     $   4,708     $ (79,281)
                                         ---------     ---------     ---------     ---------
                                         ---------     ---------     ---------     ---------

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

   At June 30, 1999, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions recorded for the six and three months ended June 30, 1999 were $1,008,012 and $762,486, respectively, for the limited partners and $10,107 and $7,642, respectively, for the General Partner, and from commencement of operations, August 2, 1993 through June 30, 1999, totalled $15,132,232 for limited partners and $152,918 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1999 was $100.55, a decrease of 6.26% from the December 31, 1998 net asset value per Unit of $107.26.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy, and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings, and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Partnership Performance

   The Partnership captured gains in the currency sector from positions in the Canadian dollar and Swiss franc. Falling gold prices adversely affected the Canadian dollar. As prices fell to a 20-year low, gold based currencies (i.e. Canadian dollar) tumbled as well. The Canadian dollar also weakened when the Bank of Canada lowered interest rates early in June and is reportedly considering another cut in the near future. The Swiss franc fell in value versus the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the U.S. dollar gained strength when the Federal Reserve increased the U.S. interest rates by .25%.

   In the financial sector, trading in German, British gilt, and Spanish 10-year bonds was profitable. Global bond markets followed the lead of the U.S. bond market to higher interest rates and lower bond prices. On June 30, the Federal Reserve Open Market Committee raised the Federal Funds rate by 25 basis points. European bonds benefited from this rise in U.S. interest rates.

   Profits were recorded in the energy sector driven by long light crude oil and natural gas positions. Crude oil products rallied as extremely hot U.S. weather drove utility demand. Gas products experienced low inventories throughout the second quarter of 1999.

   Losses were incurred in the metal sector led by silver, copper, and aluminum. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus. Silver experienced extreme volatility throughout the second quarter, and failed to recognize a trend. Additionally, aluminum rallied in the beginning of April. However, this bullish market gave back almost 50% of its March-April profits during the first week in May.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills (approximately 75% of its net asset value) and on the remaining 25% of its net asset value which receives an interest credit from PSI. Interest income varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income decreased by approximately $46,000 and $24,000 for the six and three months ended June 30, 1999 compared to the corresponding periods in 1998. The decline in interest income was the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills due to redemptions.

   Commissions are calculated on the Partnership's net asset value as of the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $39,000 and $23,000 for the six and three months ended June 30, 1999 as compared to the corresponding periods in 1998 primarily due to the effect of redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased by approximately $3,000 and $2,000 during the six and three months ended June 30, 1999 as compared to the corresponding periods in 1998. These declines were due to a decrease in trading volume resulting from lower average net assets caused by redemptions.

   All trading decisions are currently being made by Eagle Trading Systems, Inc. and Welton Investment Corporation (the 'Trading Managers'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each Trading Manager at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $11,000 and $5,000 for the six and three months ended June 30, 1999 as compared to the corresponding periods in 1998 primarily for the same reason commissions decreased as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each Trading Manager. No incentive fees were earned during the six and three months ended June 30, 1999 and 1998.

   General and administrative expenses decreased by approximately $6,000 and $2,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

             3.1 --Agreement of Limited Partnership of the Registrant, dated as of March 19, 1993 as amended and restated as of May 6, 1993 (Incorporated by reference to Exhibit A to Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-59828 dated May 7, 1993)

            27.1 --Financial Data Schedule (filed herewith)

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

PRUDENTIAL SECURITIES AGGRESSIVE GROWTH FUND L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer